Form 10-K405
period 1999-12-31
VOICESTREAM WIRELESS CORP /DE
filed 2000-03-23
CIK 1097609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER 000-29667

                        VOICESTREAM WIRELESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  91-1983600
     (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

         3650 131ST AVENUE S.E.                              98006
          BELLEVUE, WASHINGTON                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (425)653-4600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale of such stock as of the close of trading on March 13, 2000, was $8,358,749,778.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    TITLE                         SHARES OUTSTANDING AS OF MARCH 13, 2000
                    -----                         ---------------------------------------
   Common Stock, par value $.001 per share                      159,849,010

                      DOCUMENTS INCORPORATED BY REFERENCE

- Our Current Report on Form 8-K dated March 22, 2000.

- Omnipoint Corporation Annual Report on Form 10-K for the Year Ended December 31, 1999 (audited financial statements and footnotes thereto only).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        VOICESTREAM WIRELESS CORPORATION

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   34
Item 3.   Legal Proceedings...........................................   35
Item 4.   Submission of Matters to a Vote of Security Holders.........   35

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   36
Item 6.   Selected Consolidated Financial Data........................   38
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   39
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   62
Item 8.   Financial Statements and Supplementary Data.................   62
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   62

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   63
Item 11.  Executive Compensation......................................   66
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   69
Item 13.  Certain Relationships and Related Transactions..............   72

                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   74

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; technology changes; competition; changes in business strategy or development plans; our high leverage; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

     GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. VoiceStream Wireless Corporation disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     Unless the context requires otherwise, "VoiceStream", "we", "our" and "us" include us and our predecessors and subsidiaries.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We provide wireless communications services in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. We were incorporated in June 1999 as a Delaware corporation to act as the parent company for business combinations involving our predecessor, now named VS Washington Corporation. On February 25, 2000, as a result of a reorganization of VS Washington, we, as a holding company, became the parent of VS Washington and of Omnipoint Corporation. Our current business activities consist of the combined businesses of VS Washington and Omnipoint.

     Prior to May 3, 1999, VS Washington was an 80.1% owned subsidiary of Western Wireless Corporation. The remaining 19.9% was owned by Hutchison Telecommunications PCS (USA) Limited, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. On May 3, 1999, VS Washington was formally separated in a spin-off transaction from Western Wireless' other operations.

     On February 24, 2000, the stockholders of VS Washington and Aerial Communications, Inc. approved our acquisition by merger of Aerial. The closing of the Aerial merger is contingent upon, among other things, FCC approval and is expected to be completed early in the second quarter of this year. Assuming the Aerial merger is completed, our business will include the business of Aerial.

     A significant part of our business is conducted through joint ventures with Cook Inlet Region, Inc. in which we hold a non controlling equity interest. Our operations and assets, and our relationship with Cook Inlet and other joint venture entities are more fully described in "VoiceStream's Business" below.

BACKGROUND -- THE WIRELESS COMMUNICATIONS INDUSTRY

  Overview

     Wireless communications systems use a variety of radio frequencies to transmit voice and data signals. Broadly defined, the wireless communications industry includes one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular, PCS and enhanced specialized mobile radio networks. Each such application is licensed in a distinct radio frequency block.

     Since its introduction in 1983, wireless service has grown dramatically. As of June 30, 1999, according to the Cellular Telephone Industry Association, referred to as CTIA, there were 76 million wireless subscribers in the United States, representing a penetration rate of 28%.

     In the wireless communications industry, there are two principal frequency bands licensed by the Federal Communications Commission for transmitting two way voice and data signals, cellular and PCS. Cellular systems are generated at 824 to 899 MHz and can be either analog or digital. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This technology enables enhanced capacity, along with improvements in digital signaling thereby allowing digital-based wireless carriers to offer new and enhanced services, such as greater call privacy, and robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the Internet). See "-- Operation of Wireless Communications Systems."

     PCS is a term commonly used in the United States to describe a portion of radio spectrum from 1850 to 1990 MHz. This portion of radio spectrum is to be used by PCS licensees to provide wireless communications services. PCS spectrum was auctioned by the FCC in six frequency blocks (A-F) beginning with the A and B Blocks in late 1994 and 1995. In late 1995 and in 1996 the C Block was auctioned and the FCC concluded simultaneous auctions of the D, E and F Blocks in 1997. In 1999, the FCC re-auctioned portions of the C, D, E and F Blocks that were returned or not purchased in previous auctions. PCS competes directly with existing cellular telephone, paging and specialized mobile radio services. PCS also includes features that are not generally offered by analog cellular providers, such as data transmissions to and from portable computers, advanced paging services and facsimile services. In addition, wireless providers may eventually offer mass market wireless local loop applications in competition with wired local communications services. See "-- Governmental Regulation" for a discussion of the FCC auction process and allocation of wireless licenses.

  Operation of Wireless Communications Systems

     Wireless communications system service areas, whether cellular or PCS, are divided into multiple cells. Due to the frequencies on which they operate, a single cell in a cellular system generally transmits over a wider radius than a comparable PCS cell. In both cellular and PCS systems, each cell contains a transmitter, a receiver and signaling equipment (collectively referred to as the cell site). The cell site is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the wireless communications system for the entire service area. The system controls the transfer of calls from cell to cell as a subscriber's handset travels, coordinates calls to and from handsets, allocates calls among the cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier. Wireless communications providers establish interconnection agreements with local exchange carriers and interexchange carriers, thereby integrating their system with the existing landline communications system.

     Because the signal strength of a transmission between a handset and a cell site declines as the handset moves away from the cell site, the switching office and the cell site monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another cell site where the signal strength is stronger. If a handset leaves the service area of a cellular or PCS system, the call is disconnected unless there is a technical connection with the adjacent system.

     Wireless system operators normally agree to provide service to subscribers from other compatible wireless systems who are temporarily located in or traveling through their service areas in a practice called roaming. Agreements among system operators provide that the carrier that normally provides services to the roaming subscriber pays the serving carrier at rates prescribed by the serving carrier. Analog cellular handsets are functionally compatible with cellular systems in all markets within the United States. As a result, analog cellular handsets may be used wherever a subscriber is located, as long as a cellular system is operational in the area and necessary roaming arrangements exist. Although PCS and cellular systems utilize similar technologies and hardware, they operate on different frequencies and use different technical and network standards. Dual mode handsets, however, make it possible for users of one type of system to "roam" on a different type of system outside of their service area.

     PCS systems operate under one of three principal digital signal transmission technologies, or standards, that have been deployed by various operators and vendors for use in PCS systems: GSM; Time Division Multiple Access, referred to as TDMA; or Code Division Multiple Access, referred to as CDMA.

     GSM and TDMA are both based upon time-division of spectrum and are currently incompatible with each other and with CDMA. Accordingly, a subscriber of a system that utilizes GSM technology is currently unable to use a GSM handset when traveling in an area not served by GSM-based PCS operators, unless the subscriber carries a dual-mode handset that permits the subscriber to use the analog cellular system in that area. Under a Memorandum of Understanding between GSM operators in the United States and Canada and the association of TDMA operators in the United States and Canada, there are plans to promote the interoperability of GSM and TDMA standards.

     The following sets forth our view as to the relative advantages and disadvantages of the three different technologies:

     GSM is the most widely used wireless technology in the world, serving over 215 million customers. GSM's main advantages include:

     - An open system architecture, supported by a variety of vendors, that allows operators to achieve cost economies in infrastructure and mobile terminal equipment

     - The benefits of a single phone number and transparent services on a global roaming basis

     - High-capacity, as well as high voice quality

     - Industry-leading encryption and authentication technology which provides customers with a high level of subscription and conversation privacy

     - GSM has supported wireless data from its inception, and is currently evolving to support high-speed wireless data access to allow subscribers access to internet and mobile data services

     GSM's drawback is that the technology has not historically been widely deployed by North American wireless operators, and is based on a different network protocol than other North American standards, making system interoperability and roaming with other North American cellular or PCS systems more difficult.

     CDMA has been widely deployed in North America and parts of Asia. CDMA's main advantages include:

     - It has been adopted by more PCS licensees in the United States than GSM or TDMA, and currently has significantly greater market share and penetration than GSM

     - High voice quality

     - Radio architecture that permits maximum frequency reuse, theoretically increasing system capacity and freeing the wireless operator from detailed frequency planning

     - It has easier interoperability with North American analog cellular systems

     CDMA's drawback is that it is a closed architecture, dependent upon intellectual property rights owned by a few manufacturers which increase the costs of infrastructure and handsets. In addition, it has had limited global deployment as compared to GSM, thus limiting the customers' ability to use their CDMA service on a global basis.

     TDMA has been widely deployed in North and South America. TDMA's main advantages include:

     - It has easier interoperability with North American analog cellular systems

     - Infrastructure and terminal costs that are lower than those of CDMA systems

     - As a result of the convergence agreement with the GSM Memorandum of Understanding, TDMA will have access to the data capabilities of GSM

     TDMA's drawback is a narrow radio channel which limits voice quality and support for advanced, higher-speed data services. In addition, its low level of global deployment limits the number of equipment vendors, thus raising costs, and also limits the customers' ability to use their TDMA service on a global basis.

  VoiceStream's Business

     VoiceStream provides PCS service in urban markets. With the addition of the Aerial markets, expected to occur early in the second quarter, we will:

      - be a leading PCS provider in the United States with a nearly nationwide wireless footprint utilizing a single technology and common frequencies;

      - own, collectively with joint venture entities in which we will have interests, 349 broadband PCS licenses covering:

           - 23 of the 25 largest U.S. markets; and

           - over 222 million persons; and

      - be the largest PCS provider using GSM technology in the United States.

     The following table sets forth the markets currently owned and operated by us or by joint ventures in which we hold interests and also markets currently owned and operated by Aerial or by joint ventures in which Aerial holds interests:

                               OPERATING MARKETS

                   VOICESTREAM                         AERIAL
--------------------------------------------------  -------------
New York                       Indianapolis         Minneapolis
Detroit                        Des Moines           Tampa
Boston/Providence              Oklahoma City        Houston
Philadelphia                   Spokane              Pittsburgh
Washington DC/Baltimore        Tulsa                Kansas City
Miami/Ft. Lauderdale           Honolulu             Columbus
Denver                         Hartford             Orlando
Phoenix/Tucson                 Albany               Sarasota
Seattle/Tacoma                 New Haven            Daytona Beach
Salt Lake City                 Albuquerque          Melbourne
San Antonio/Austin             El Paso
Portland                       Boise

     We have entered into roaming agreements with substantially all of the licensees that have deployed the GSM standard in North America, and are a member of the GSM Alliance, an organization of North American GSM service providers whose members hold licenses that cover substantially all of the United States population and serve over 2,400 North American cities. Such agreements allow our subscribers to roam in these carriers' PCS markets, and vice versa. In addition, we have entered into roaming agreements with cellular carriers which, together with roaming agreements with GSM carriers, will permit our subscribers with dual-mode capability to roam in substantially all areas across the United States. VoiceStream also has reciprocal roaming agreements with a variety of international carriers which enable our subscribers with compatible handsets to roam in most countries of the world.

  Strategy

     Our strategy is to consolidate our operations and marketing under the VoiceStream brand name and to: (i) penetrate the rapidly growing, broad consumer segment by offering the best value; (ii) establish brand differentiation of our proprietary VoiceStream brand; (iii) achieve cost efficiencies through centralization and size; (iv) build high quality networks with extensive coverage; (v) offer robust features that capitalize on the advantages of GSM technology; and (vi) acquire PCS licenses and systems as opportunities arise.

  Markets and Systems

     With the close of the Omnipoint merger, and assuming completion of the Aerial merger, collectively with joint venture entities in which we have interests, we will own 349 broadband PCS licenses covering over 222 million people. Excluding the Aerial licenses, we own 300 licenses covering over 196 million people.

     The following tables set forth the licenses we and the joint venture entities in which we have interests hold, or will hold upon completion of the Aerial merger, together with the populations covered by such licenses, and separately sets forth the licenses presently held by us and Aerial, and joint ventures in which we or Aerial hold interests. The markets in which we, and/or our joint ventures hold interests, and currently operate are listed in the table entitled "Operating Markets" above. Each table below lists Major Trading Areas, referred to as MTAs, in descending order by covered population, largest population listed first with Basic Trading Areas, referred to as BTAs, within such markets listed alphabetically. Unless the context otherwise requires, when used herein, with respect to a licensed area, "persons" and "population" are interchangeable and refer to the aggregate number of persons located in such licensed area. Persons and population data are estimated for 2000 based upon 1999 estimates by Claritas, a market research firm, adjusted by VoiceStream by applying Claritas' growth factors from 1998 to 1999.

              VOICESTREAM LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
New York
  Albany.........................................    1,034,000    A, E        40 MHz
  Allentown......................................      721,000     A          30 MHz
  Binghamton.....................................      338,000     A          30 MHz
  Burlington.....................................      399,000     A          30 MHz
  Elmira.........................................      312,000     A          30 MHz
  Glens Falls....................................      121,000    A, E        40 MHz
  Hartford.......................................    1,114,000     A          30 MHz
  Ithaca.........................................       96,000     A          30 MHz
  New Haven......................................      977,000     A          30 MHz
  New London.....................................      345,000     A          30 MHz
  New York.......................................   18,856,000    A, D        40 MHz
  Oneonta........................................      105,000     A          30 MHz
  Plattsburgh....................................      118,000     A          30 MHz
  Poughkeepsie...................................      436,000     A          30 MHz
  Rutland........................................       98,000     A          30 MHz
  Scranton.......................................      649,000     A          30 MHz
  Stoudsburg.....................................      131,000     A          30 MHz
  Syracuse.......................................      772,000     A          30 MHz
  Utica..........................................      289,000     A          30 MHz
  Watertown......................................      295,000     A          30 MHz
                                                   -----------
                                                    27,206,000
Detroit
  Adrian(3)(4)...................................       99,000     E          10 MHz
  Detroit(3)(4)..................................    5,013,000     E          10 MHz
  Findlay-Tiffin.................................      152,000    D, E        20 MHz
  Flint(3)(4)....................................      506,000     E          10 MHz
  Grand Rapids(3)(4).............................    1,045,000     E          10 MHz
  Jackson(3)(4)..................................      204,000     E          10 MHz
  Lansing(3).....................................      511,000     E          10 MHz

              VOICESTREAM LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
  Lima...........................................      250,000    D, E        20 MHz
  Mt. Pleasant...................................      129,000     E          10 MHz
  Muskegon(4)....................................      220,000     E          10 MHz
  Petoskey.......................................      101,000     D          10 MHz
  Saginaw-Bay City...............................      627,000     E          10 MHz
  Toledo(3)......................................      781,000     D          10 MHz
                                                   -----------
                                                     9,638,000
Boston-Providence
  Bangor(4)......................................      318,000     E          10 MHz
  Boston.........................................    4,300,000    D, E        20 MHz
  Hyannis........................................      237,000     D          10 MHz
  Keene..........................................      115,000    D, E        20 MHz
  Lewiston-Auburn................................      216,000     E          10 MHz
  Manchester-Nashua-Concord......................      597,000    D, E        20 MHz
  Pittsfield(4)..................................      131,000     E          10 MHz
  Portland-Brunswick.............................      506,000     D          10 MHz
  Presque Isle(3)................................       75,000    D, E        20 MHz
  Providence-Pawtucket-New Bedford-Fall
     River(3)....................................    1,511,000     D          10 MHz
  Springfield-Holyoke(4).........................      656,000     D          10 MHz
  Waterville-Augusta.............................      167,000    D, E        20 MHz
  Worcester-Fitchburg-Leominster.................      745,000    D, E        20 MHz
                                                   -----------
                                                     9,574,000
San Francisco-San Jose
  San Francisco..................................    7,260,000     E          10 MHz

Washington-Baltimore
  Charlottesville................................      223,000     E          10 MHz
  Cumberland(2)..................................      155,000     E          10 MHz
  Fredericksburg.................................      170,000     D          10 MHz
  Hagerstown-Chambersburg-Martinsburg............      361,000     D          10 MHz
  Salisbury......................................      177,000    D, E        20 MHz
  Washington, D.C. ..............................    4,645,000     E          10 MHz
                                                   -----------
                                                     5,731,000
Cleveland
  Ashtabula(4)...................................      105,000     E          10 MHz
  Canton-New Philadelphia(4).....................      527,000     E          10 MHz
  Cleveland-Akron................................    2,952,000     E          10 MHz
  East Liverpool-Salem(4)........................      112,000     E          10 MHz
  Erie(4)........................................      273,000     E          10 MHz
  Mansfield(4)...................................      227,000     E          10 MHz
  Meadville......................................       90,000     E          10 MHz
  Sandusky(4)....................................      138,000     E          10 MHz
  Sharon.........................................      122,000     E          10 MHz
  Youngstown-Warren(4)...........................      473,000     E          10 MHz
                                                   -----------
                                                     5,019,000
Denver
  Casper-Gillette................................      143,000     B          30 MHz
  Cheyenne.......................................      106,000     B          30 MHz
  Colorado Springs(3)............................      526,000     B          30 MHz
  Denver.........................................    2,572,000     B          30 MHz

              VOICESTREAM LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
  Fort Collins...................................      240,000     B          30 MHz
  Grand Junction.................................      242,000     B          30 MHz
  Greeley........................................      167,000     B          30 MHz
  Pueblo.........................................      305,000     B          30 MHz
  Rapid City.....................................      192,000     B          30 MHz
  Riverton.......................................       50,000     B          30 MHz
  Rock Springs...................................       60,000     B          30 MHz
  Scottsbluff....................................      101,000     B          30 MHz
                                                   -----------
                                                     4,704,000
Phoenix
  Flagstaff(5)...................................      113,000     E          10 MHz
  Nogales........................................       39,000     E          10 MHz
  Phoenix(2).....................................    3,306,000     E          10 MHz
  Prescott(5)....................................      155,000     E          10 MHz
  Sierra Vista-Douglas(5)........................      112,000     E          10 MHz
  Tucson(2)......................................      801,000     E          10 MHz
  Yuma(5)........................................      138,000     E          10 MHz
                                                   -----------
                                                     4,664,000
St. Louis
  Cape Girardeau(3)(5)...........................      185,000     E          10 MHz
  Carbondale-Marion(3)...........................      212,000     E          10 MHz
  Columbia.......................................      210,000    D, E        20 MHz
  Jefferson City(3)..............................      157,000     D          10 MHz
  Kirksville.....................................       56,000    D, E        20 MHz
  Mount Vernon(4)................................      118,000    D, E        20 MHz
  Poplar Bluff(3)(5).............................      154,000     D          10 MHz
  Quincy-Hannibal................................      179,000    D, E        20 MHz
  Rolla(3)(5)....................................      106,000     D          10 MHz
  St. Louis(4)...................................    2,843,000    D, E        20 MHz
  West Plains(3).................................       76,000     D          10 MHz
                                                   -----------
                                                     4,296,000
Miami-Ft. Lauderdale
  Miami-Ft. Lauderdale(3)........................    3,735,000     E          10 MHz
  Naples.........................................      220,000     D          10 MHz
                                                   -----------
                                                     3,955,000
Portland
  Bend...........................................      146,000     A          30 MHz
  Coos Bay-North Bend(3).........................       82,000     A          30 MHz
  Eugene-Springfield.............................      321,000     A          30 MHz
  Klamath Falls..................................       80,000     A          30 MHz
  Longview.......................................       98,000     A          30 MHz
  Medford-Grants Pass............................      252,000     A          30 MHz
  Portland.......................................    2,069,000     A          30 MHz
  Roseburg.......................................      102,000     A          30 MHz
  Salem-Albany...................................      525,000     A          30 MHz
                                                   -----------
                                                     3,675,000
Seattle
  Olympia-Centralia..............................      321,000     E          10 MHz

              VOICESTREAM LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
  Seattle-Tacoma(2)..............................    3,209,000     E          10 MHz
                                                   -----------
                                                     3,530,000
Richmond-Norfolk
  Danville.......................................      165,000     E          10 MHz
  Lynchburg......................................      159,000     E          10 MHz
  Martinsville...................................       89,000     E          10 MHz
  Norfolk-VA Beach(3)............................    1,747,000     E          10 MHz
  Richmond-Petersburg............................    1,228,000     E          10 MHz
  Staunton-Waynesburo............................      107,000     E          10 MHz
                                                   -----------
                                                     3,495,000
Dallas-Fort Worth
  Abilene........................................      257,000     D          10 MHz
  Amarillo.......................................      402,000     D          10 MHz
  Austin(2)......................................    1,240,000     D          10 MHz
  Big Spring.....................................       33,000     D          10 MHz
  Brownwood......................................       61,000     D          10 MHz
  Clovis.........................................       71,000     E          10 MHz
  Hobbs..........................................       55,000     D          10 MHz
  Lubbock........................................      393,000     E          10 MHz
  Midland........................................      129,000    D, E        20 MHz
  Odessa.........................................      222,000    D, E        20 MHz
  Paris..........................................       92,000     D          10 MHz
  San Angelo.....................................      163,000     D          10 MHz
  Sherman-Denison................................      169,000     D          10 MHz
                                                   -----------
                                                     3,287,000
Salt Lake City
  Boise-Nampa....................................      564,000     A          30 MHz
  Idaho Falls....................................      216,000     A          30 MHz
  Logan..........................................      102,000     A          30 MHz
  Pocatello......................................      102,000     A          30 MHz
  Provo-Orem.....................................      352,000     A          30 MHz
  Salt Lake City.................................    1,595,000     A          30 MHz
  St. George.....................................      136,000    A, E        40 MHz
  Twin Falls.....................................      159,000     A          30 MHz
                                                   -----------
                                                     3,226,000
Des Moines-Quad Cities
  Burlington.....................................      137,000    A, D        20 MHz
  Cedar Rapids...................................      285,000     A          10 MHz
  Clinton-Sterling...............................      146,000    A, D        20 MHz
  Davenport-Moline...............................      429,000     A          10 MHz
  Des Moines(1)..................................      789,000     A       10/30 MHz
  Dubuque........................................      176,000     A          10 MHz
  Fort Dodge.....................................      126,000     A          10 MHz
  Iowa City......................................      125,000     A          10 MHz
  Marshalltown...................................       56,000    A, D        20 MHz
  Mason City.....................................      115,000    A, D        20 MHz
  Ottumwa........................................      124,000     A          10 MHz
  Sioux City.....................................      342,000     A          10 MHz
  Waterloo-Cedar Falls...........................      258,000     A          10 MHz
                                                   -----------
                                                     3,108,000

              VOICESTREAM LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
Indianapolis
  Bloomington-Bedford............................      234,000     E          10 MHz
  Columbus(3)....................................      158,000     E          10 MHz
  Indianapolis...................................    1,497,000     E          10 MHz
  Kokomo-Logansport(4)...........................      188,000     D          10 MHz
  Lafayette......................................      264,000     E          10 MHz
  Marion.........................................      106,000     E          10 MHz
  Terre Haute(3).................................      238,000     E          10 MHz
  Vincennes-Washington(3)........................       94,000     E          10 MHz
                                                   -----------
                                                     2,779,000
El Paso-Albuquerque
  Albuquerque....................................      800,000     A          30 MHz
  Carlsbad.......................................       53,000     A          30 MHz
  El Paso........................................      777,000     A          30 MHz
  Farmington-Durango.............................      200,000     A          30 MHz
  Gallup.........................................      134,000     A          30 MHz
  Las Cruces.....................................      250,000     A          30 MHz
  Roswell........................................       80,000     A          30 MHz
  Santa Fe.......................................      212,000     A          30 MHz
                                                   -----------
                                                     2,506,000
Little Rock
  El Dorado-Magnolia-Camden(5)...................      103,000     E          10 MHz
  Fayetteville-Springdale........................      296,000     E          10 MHz
  Fort Smith.....................................      312,000     D          10 MHz
  Harrison.......................................       85,000     D          10 MHz
  Hot Springs....................................      135,000     D          10 MHz
  Jonesboro-Paragould............................      176,000     E          10 MHz
  Little Rock....................................      936,000     D          10 MHz
  Pine Bluff.....................................      147,000     D          10 MHz
  Russellville...................................       94,000     E          10 MHz
                                                   -----------
                                                     2,284,000
Oklahoma City
  Ada............................................       53,000     A          30 MHz
  Ardmore........................................       88,000     A          30 MHz
  Enid...........................................       84,000    A, D        40 MHz
  Lawton-Duncan..................................      182,000     A          30 MHz
  McAlester......................................       53,000     A          30 MHz
  Oklahoma City..................................    1,402,000    A, D        40 MHz
  Ponca City.....................................       46,000    A, D        40 MHz
  Stillwater.....................................       78,000    A, D        40 MHz
                                                   -----------
                                                     1,986,000
San Antonio
  San Antonio(3).................................    1,839,000     D          10 MHz

Milwaukee
  Milwaukee......................................    1,811,000     E          10 MHz

Buffalo-Rochester
  Jamestown-Dunkirk..............................      179,000     E          10 MHz
  Olean-Bradford.................................      237,000    D, E        20 MHz

              VOICESTREAM LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
  Rochester(4)...................................    1,132,000     D          10 MHz
                                                   -----------
                                                     1,548,000
Minneapolis-St. Paul
  Aberdeen(5)....................................       84,000     D          10 MHz
  Bemidji........................................       65,000     D          10 MHz
  Bismarck.......................................      128,000     E          10 MHz
  Fargo..........................................      312,000     E          10 MHz
  Grand Forks....................................      201,000     D          10 MHz
  Huron..........................................       50,000     D          10 MHz
  Mitchell.......................................       83,000     D          10 MHz
  Sioux Falls....................................      239,000     D          10 MHz
  Watertown......................................       75,000     D          10 MHz
  Willmar-Marshall...............................      122,000     E          10 MHz
  Worthington....................................       94,000     D          10 MHz
                                                   -----------
                                                     1,453,000
Spokane-Billings
  Billings.......................................      312,000     E          10 MHz
  Bozeman........................................       81,000     E          10 MHz
  Butte..........................................       67,000     D          10 MHz
  Great Falls....................................      159,000     E          10 MHz
  Helena.........................................       70,000     D          10 MHz
  Kalispell......................................       73,000     D          10 MHz
  Kennewick-Pasco................................      182,000     D          10 MHz
  Lewiston-Moscow................................      118,000     E          10 MHz
  Missoula.......................................      172,000     D          10 MHz
  Walla Walla-Pendleton(2).......................      169,000     D          10 MHz
                                                   -----------
                                                     1,403,000
Cincinnati-Dayton
  Dayton-Springfield.............................    1,219,000     E          10 MHz
Honolulu
  Hilo...........................................      147,000     A          30 MHz
  Honolulu.......................................      873,000     A          30 MHz
  Kahului-Wailuku-Lahaina........................      124,000     A          30 MHz
  Lihue..........................................       56,000     A          30 MHz
                                                   -----------
                                                     1,200,000
Wichita
  Hutchinson.....................................      127,000    D, E        20 MHz
  Salina.........................................      141,000    D, E        20 MHz
  Wichita(3).....................................      679,000     E          10 MHz
                                                   -----------
                                                       947,000
Omaha
  Grand Island...................................      147,000     E          10 MHz
  Hastings.......................................       72,000     E          10 MHz
  Lincoln........................................      335,000     E          10 MHz
  McCook.........................................       34,000     E          10 MHz
  Norfolk........................................      110,000     E          10 MHz
  North Platte...................................       83,000     E          10 MHz
                                                   -----------
                                                       781,000

              VOICESTREAM LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
Chicago
  Elkhart(4).....................................      259,000     E          10 MHz
  Galesburg......................................       74,000     E          10 MHz
  Jacksonville(5)................................       69,000     E          10 MHz
                                                   -----------
                                                       402,000
Kansas City
  Manhattan-Junction City........................      116,000     D          10 MHz

Tulsa(2)
  Bartleville....................................       48,000     D          10 MHz
  Coffeyville....................................       62,000     D          10 MHz
  Muskogee.......................................      163,000     D          10 MHz
  Tulsa..........................................      946,000     D          10 MHz
                                                   -----------
                                                     1,219,000
                                                   -----------
VoiceStream Total................................  125,861,000
                                                   ===========

---------------
(1) VoiceStream contributed portions of the Des Moines MTA license to Iowa Wireless. As a result, we will own 30 MHz of the license for certain counties within the Des Moines BTA but only 10 MHz for the remainder of the Des Moines BTA. The remaining 20 MHz is owned by Iowa Wireless.

(2) Cook Inlet/VoiceStream PV/SS PCS also owns licenses for these BTAs.

(3) Cook Inlet/VoiceStream GSM II also owns licenses for these BTAs.

(4) Cook Inlet/VoiceStream GSM III also owns licenses for these BTAs.

(5) Cook Inlet/VoiceStream PCS also owns licenses for these BTAs.

RELATIONSHIP WITH COOK INLET -- JOINT VENTURES IN WHICH WE HOLD INTERESTS

     When implementing the PCS licensing scheme in the United States, the FCC established six PCS license Blocks, A, B, C, D, E, and F, and sold them to the high bidders in a series of auctions.

     As part of the process, the FCC adopted rules that granted a narrow category of designated entities the right to bid for and own C and F Block licenses. We did not qualify as a designated entity and were unable to obtain C and F Block licenses. In order to continue expansion of our system, however, we obtained 49.9% minority ownership interests in two joint ventures controlled by Cook Inlet Region, Inc., each of which qualified as a designated entity and was able to bid for and obtain C and F Block licenses. These joint ventures generally acquired licenses in markets where we either did not hold licenses or held licenses with limited spectrum. The markets owned by these joint ventures include Tulsa and Spokane, which are currently operating, and Chicago and Dallas, which are in development. We executed agreements with each of the joint venture entities allowing the entities to operate under our brand name in licensed markets where we did not hold licenses. In Seattle, Phoenix and other markets where the joint ventures hold licenses, and we also hold licenses, we both own and operate the network equipment and a system using the VoiceStream brand name. We and each of the joint ventures utilize air time, through reciprocal arrangements, on the other's spectrum in such markets and pay each other for such use. The joint venture also pays us for the joint venture's use of any network equipment.

     Although Omnipoint qualified as a designated entity under FCC rules and was therefore able to hold and operate under C and F Block PCS licenses, we do not qualify as a designated entity and therefore on completion of the Omnipoint merger we could not own or operate under Omnipoint's C or F Block PCS licenses. As a result, immediately prior to the Omnipoint merger, the C and F Block PCS licenses of Omnipoint, including the license for Philadelphia, and existing rights of Omnipoint to obtain C and F Block PCS licenses were transferred to two new joint venture entities controlled by Cook Inlet Region, Inc. We hold a 49.9% minority interest in each of such entities. We executed agreements with each of the joint venture entities permitting them to operate under the VoiceStream brand name in licensed markets where we do not also hold licenses. In those markets where we and a joint venture both hold licenses, we will own and operate the network equipment and a system using the VoiceStream brand name. We and each of the joint ventures will utilize air time, through reciprocal arrangements, on the other's spectrum in those markets and will pay each other for such use. The joint ventures will also pay us for the joint ventures' use of any network equipment.

     Our interests in these joint ventures allow us to extend the VoiceStream brand into markets where we otherwise would not be able to operate. Our interests in these joint ventures are recorded as investments on our balance sheet and we do not consolidate the revenues and expenses associated with operations of these joint ventures in our financial statements.

     We do not have control and maintain limited investor protection in the four joint venture entities controlled by Cook Inlet Region, Inc. We have substantial financial commitments and must rely on corresponding financial commitments to the joint venture entities from Cook Inlet in the markets served by these joint venture entities. Also, many of the systems owned by these joint venture entities have not been built out and the joint ventures will have substantial capital needs in connection with such build-outs.

  Cook Inlet/VoiceStream PV/SS PCS, LP

     Cook Inlet/VoiceStream PV/SS PCS, LP, formerly Cook Inlet/Western Wireless PV/SS PCS, LP, is a Delaware limited partnership formed in November 1995. We hold a 49.9% limited partnership interest in Cook Inlet PV/SS PCS. Cook Inlet PV/SS PCS began operations in the Tulsa market in June 1997, in the Phoenix/Tucson market in November 1998 and in the Seattle/Tacoma and Spokane markets in February 1999. Cook Inlet PV/SS PCS has not yet finalized its construction plans for the other licenses it owns. Cook Inlet PV/SS PCS owns FCC licenses to provide wireless communications services in the following 20 BTA license areas. See "-- Governmental Regulation; Licensing of PCS Systems."

      COOK INLET/VOICESTREAM PV/SS PCS LICENSES
                MTA/BTA LICENSE AREA                   POPULATION    BLOCK      MHZ
      -----------------------------------------        ----------    -----    -------
Seattle
  Aberdeen...........................................      88,000      C       15 MHz
  Bellingham.........................................     161,000      F       10 MHz
  Bremerton..........................................     227,000      C       15 MHz
  Port Angeles.......................................      94,000      C       15 MHz
  Seattle-Tacoma(1)..................................   3,209,000      F       10 MHz
  Wenatchee..........................................     204,000      C       15 MHz
  Yakima.............................................     241,000      C       15 MHz
                                                       ----------
                                                        4,224,000
Phoenix(1)
  Phoenix............................................   3,306,000      F       10 MHz
  Tucson.............................................     801,000      F       10 MHz
                                                       ----------
                                                        4,107,000
Cincinnati-Dayton
  Cincinnati.........................................   2,172,000      F       10 MHz

Tulsa(1)
  Bartlesville.......................................      48,000      C       15 MHz
  Coffeyville........................................      62,000      C       15 MHz
  Muskogee...........................................     163,000      C       15 MHz
  Tulsa..............................................     946,000      C       15 MHz
                                                       ----------
                                                        1,219,000

      COOK INLET/VOICESTREAM PV/SS PCS LICENSES
                MTA/BTA LICENSE AREA                   POPULATION    BLOCK      MHZ
      -----------------------------------------        ----------    -----    -------
Spokane-Billings
  Spokane............................................     729,000      C       15 MHz
  Walla Walla-Pendleton(1)...........................     169,000      C       15 MHz
                                                       ----------
                                                          898,000
El Paso-Albuquerque
  El Paso(1).........................................     777,000      F       10 MHz

Dallas-Fort Worth
  Temple-Killeen.....................................     341,000      F       10 MHz
  Austin(1)..........................................   1,240,000      F       10 MHz
                                                       ----------
                                                        1,581,000

Kansas City
  Pittsburg-Parsons..................................      91,000      F       10 MHz
                                                       ----------
Cook Inlet/VoiceStream PV/SS PCS Total...............  15,069,000
                                                       ==========

---------------
(1) VoiceStream also owns 10 MHz D or E Block licenses or 30 MHz A Block licenses for these BTAs.

  Cook Inlet/VoiceStream PCS LLC

     Cook Inlet/VoiceStream PCS LLC is a Delaware limited liability company that was formed on February 12, 1999. We hold a 49.9% membership interest in Cook Inlet/VoiceStream PCS. Cook Inlet/ VoiceStream PCS participated in the FCC reauction of C, D, E and F Block licenses and owns the following 28 BTA licenses.

         COOK INLET/VOICESTREAM PCS LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
         -----------------------------------            ----------    -----    ------
Chicago
  Chicago.............................................   8,975,000      C      30 MHz
  Champaign-Urbana....................................     217,000      C      30 MHz
  Decatur-Effingham...................................     248,000      C      30 MHz
  Jacksonville(1).....................................      69,000      C      15 MHz
  Kankakee............................................     132,000      C      30 MHz
  Mattoon.............................................      62,000      C      30 MHz
  Michigan City-La Porte..............................     109,000      C      30 MHz
  Rockford............................................     445,000      C      30 MHz
  Springfield.........................................     266,000      C      30 MHz
                                                        ----------
                                                        10,523,000
Dallas
  Dallas-Fort Worth...................................   5,389,000      C      30 MHz
  Longview-Marshall...................................     316,000      C      30 MHz
  Shreveport..........................................     585,000      C      30 MHz
  Texarkana...........................................     260,000      C      30 MHz
  Tyler...............................................     304,000      C      30 MHz
  Waco................................................     290,000      C      30 MHz
                                                        ----------
                                                         7,144,000
New Orleans
  Baton Rouge.........................................     683,000      C      30 MHz
  Hammond.............................................     109,000      C      30 MHz

         COOK INLET/VOICESTREAM PCS LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
         -----------------------------------            ----------    -----    ------
  Lafayette-New Iberia................................     546,000      C      30 MHz
                                                        ----------
                                                         1,338,000
Omaha
  Omaha...............................................     982,000      C      15 MHz

Phoenix(1)
  Flagstaff...........................................     113,000      C      30 MHz
  Prescott............................................     155,000      C      30 MHz
  Sierra Vista-Douglas................................     112,000      C      30 MHz
  Yuma................................................     138,000      C      30 MHz
                                                        ----------
                                                           518,000
St. Louis(1)
  Cape Girardeau......................................     185,000      C      30 MHz
  Poplar Bluff........................................     154,000      C      30 MHz
  Rolla...............................................     106,000      C      30 MHz
                                                        ----------
                                                           445,000
Little Rock
  El Dorado-Magnolia(1)...............................     103,000      C      30 MHz
                                                        ----------
Minneapolis
  Aberdeen(1).........................................      84,000      C      30 MHz
                                                        ----------
Cook Inlet/VoiceStream PCS Total......................  21,137,000
                                                        ==========

---------------
(1) VoiceStream also owns a 10 MHz D or E Block license for the BTA.

  Cook Inlet/VoiceStream GSM II PCS, LLC

     Cook Inlet/VoiceStream GSM II PCS, LLC is a Delaware limited liability company formed in June 1999. We hold a 49.9% membership interest in Cook Inlet/VoiceStream GSM II PCS. With the closing of the Omnipoint merger and the transfer of the designated entity licenses, Cook Inlet/VoiceStream GSM II PCS owns BTA licenses and certain associated assets and liabilities for the following 59 BTA markets:

      COOK INLET/VOICESTREAM GSM II PCS LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
      ------------------------------------------        ----------    -----    ------
Los Angeles-San Diego, CA
  Los Angeles, CA.....................................  16,132,000      F      10 MHz
  Santa Barbara-Santa Maria, CA.......................     404,000      F      10 MHz
                                                        ----------
                                                        16,536,000
Detroit
  Battle Creek........................................     241,000      F      10 MHz
  Adrian(1)...........................................      99,000      F      10 MHz
  Detroit(1)..........................................   5,013,000      F      10 MHz
  Flint(1)............................................     506,000      F      10 MHz
  Grand Rapids(1).....................................   1,045,000      F      10 MHz
  Jackson(1)..........................................     204,000      F      10 MHz
  Lansing(1)..........................................     511,000      F      10 MHz
  Toledo(1)...........................................     781,000      F      10 MHz
                                                        ----------
                                                         8,400,000

      COOK INLET/VOICESTREAM GSM II PCS LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
      ------------------------------------------        ----------    -----    ------
Washington-Baltimore
  Baltimore...........................................   2,552,000      F      10 MHz
  Washington, DC(1)...................................   4,645,000      E      10 MHz
                                                        ----------
                                                         7,197,000
Philadelphia
  Atlantic City.......................................     337,000      C      15 MHz
  Dover...............................................     297,000      C      15 MHz
  Philadelphia-Wilmington-Trenton.....................   6,001,000      C      15 MHz
  Reading.............................................     360,000      C      15 MHz
                                                        ----------
                                                         6,995,000
Miami-Ft. Lauderdale
  Miami-Ft. Lauderdale(1).............................   3,735,000      F      10 MHz
  W. Palm Beach-Boca Raton............................   1,082,000      F      10 MHz
                                                        ----------
                                                         4,817,000
Atlanta
  Albany-Tilton.......................................     348,000      F      10 MHz
  Augusta.............................................     574,000      F      10 MHz
  Macon-Warner Robins.................................     648,000      F      10 MHz
  Savannah............................................     720,000      F      10 MHz
                                                        ----------
                                                         2,290,000
Puerto Rico-USVI
  San Juan............................................   2,397,000      F      10 MHz

Birmingham
  Birmingham..........................................   1,308,000      F      10 MHz
  Decatur.............................................     145,000      F      10 MHz
  Gatsden.............................................     188,000      F      10 MHz
  Huntsville..........................................     511,000      F      10 MHz
                                                        ----------
                                                         2,152,000
San Antonio
  San Antonio(1)......................................   1,839,000      F      10 MHz

Chicago
  Benton Harbor.......................................     158,000      F      10 MHz
  Danville............................................     110,000      F      10 MHz
  Ft. Wayne...........................................     696,000      F      10 MHz
  Peoria..............................................     459,000      F      10 MHz
  South Bend-Mishawaka................................     349,000      F      10 MHz
                                                        ----------
                                                         1,772,000
Richmond-Norfolk
  Norfolk-Virginia Beach-Newport News(1)..............   1,747,000      F      10 MHz

Nashville
  Nashville...........................................   1,711,000      F      10 MHz

      COOK INLET/VOICESTREAM GSM II PCS LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
      ------------------------------------------        ----------    -----    ------
Boston-Providence
  Presque Isle(1).....................................      75,000      F      10 MHz
  Providence-Pawtucket-New Bedford-Fall River(1)......   1,511,000      F      10 MHz
                                                        ----------
                                                         1,586,000
St. Louis
  Cape Girardeau-Sikeston(1)..........................     185,000      F      10 MHz
  Carbondale-Marion(1)................................     212,000      F      10 MHz
  Jefferson City(1)...................................     157,000      F      10 MHz
  Poplar Bluff(1).....................................     154,000      F      10 MHz
  Rolla(1)............................................     106,000      F      10 MHz
  Springfield.........................................     631,000      F      10 MHz
  West Plains(1)......................................      76,000      F      10 MHz
                                                        ----------
                                                         1,521,000
Indianapolis
  Anderson............................................     178,000      F      10 MHz
  Columbus(1).........................................     158,000      F      10 MHz
  Muncie..............................................     179,000      F      10 MHz
  Richmond............................................     103,000      F      10 MHz
  Terre Haute(1)......................................     238,000      F      10 MHz
  Vincennes-Washington(1).............................      94,000      F      10 MHz
                                                        ----------
                                                           950,000
Des Moines-Quad Cities
  Des Moines(1)(2)....................................     789,000      F      10 MHz

Wichita
  Wichita(1)..........................................     679,000      F      10 MHz

Tampa-St. Petersburg-Orlando, FL
  Sarasota-Bradenton, FL..............................     602,000      F      10 MHz

San Francisco-Oakland-San Jose, CA
  Reno, NV............................................     572,000      F      10 MHz

Denver
  Colorado Springs, CO(1).............................     526,000      F      10 MHz

Dallas-Ft. Worth
  Waco................................................     290,000      F      10 MHz

Charlotte-Greensboro-Greenville-Raleigh
  Goldsboro-Kinston...................................     233,000      F      10 MHz

Cincinnati-Dayton
  Williamson-Pikeville................................     179,000      F      10 MHz

Portland
  Coos Bay-North Bend(1)..............................      82,000      F      10 MHz
                                                        ----------

Cook Inlet/VoiceStream GSM II Total...................  65,862,000
                                                        ==========

---------------
(1) VoiceStream also owns licenses for these BTAs.

(2) Iowa Wireless owns a 20MHz license for a substantial portion of the Des Moines BTA.

  Cook Inlet/VoiceStream GSM III PCS, LLC

     Cook Inlet/VoiceStream GSM III PCS, LLC is a Delaware limited liability company formed in June 1999. We hold a 49.9% membership interest in Cook Inlet/VoiceStream GSM III PCS. With the closing of the Omnipoint merger and the transfer of the designated entity licenses, Cook Inlet/VoiceStream GSM III PCS owns licenses for the following 34 BTA markets:

          COOK INLET/VOICESTREAM GSM III PCS
                       LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
          ----------------------------------            ----------    -----    ------
Detroit
  Adrian(1)...........................................      99,000      C      15 MHz
  Alpena..............................................      66,000      C      30 MHz
  Battle Creek........................................     241,000      C      15 MHz
  Detroit(1)..........................................   5,013,000      C      30 MHz
  Flint(1)............................................     506,000      C      30 MHz
  Grand Rapids(1).....................................   1,045,000      C      15 MHz
  Jackson(1)..........................................     204,000      C      15 MHz
  Kalamazoo...........................................     364,000      C      30 MHz
  Muskegon(1).........................................     220,000      C      15 MHz
  Sault Ste. Marie....................................      56,000      C      30 MHz
                                                        ----------
                                                         7,814,000
St. Louis
  Mt. Vernon-Centralla(1).............................     118,000      C      30 MHz
  St. Louis(1)........................................   2,843,000      C      30 MHz
                                                        ----------
                                                         2,961,000
Buffalo-Rochester
  Buffalo-Niagara Falls...............................   1,174,000      C      30 MHz
  Rochester(1)........................................   1,132,000      C      30 MHz
                                                        ----------
                                                         2,306,000
Cleveland(1)
  Ashtabula...........................................     105,000      C      30 MHz
  Canton-New Philadelphia.............................     527,000      C      30 MHz
  E. Liverpool-Salem..................................     112,000      C      30 MHz
  Erie................................................     273,000      C      30 MHz
  Mansfield...........................................     227,000      C      30 MHz
  Sandusky............................................     138,000      C      15 MHz
  Youngstown-Warren...................................     473,000      C      30 MHz
                                                        ----------
                                                         1,855,000
Philadelphia(1)
  Harrisburg..........................................     686,000      C      30 MHz
  Lancaster...........................................     462,000      C      30 MHz
  York-Hanover........................................     465,000      C      30 MHz
                                                        ----------
                                                         1,613,000
Chicago
  Elkhart(1)..........................................     259,000      C      30 MHz
  Benton Harbor.......................................     158,000      C      30 MHz
  Ft. Wayne...........................................     696,000      C      30 MHz
  South Bend-Mishawaka................................     349,000      C      15 MHz
                                                        ----------
                                                         1,462,000

          COOK INLET/VOICESTREAM GSM III PCS
                       LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
          ----------------------------------            ----------    -----    ------
Boston-Providence
  Bangor(1)...........................................     318,000      C      15 MHz
  Lebanon-Claremont...................................     174,000      C      30 MHz
  Pittsfield(1).......................................     131,000      C      30 MHz
  Springfield-Holyoke(1)..............................     656,000      C      30 MHz
                                                        ----------
                                                         1,279,000
Indianapolis
  Kokomo-Logansport(1)................................     188,000      C      15 MHz

Wichita
  Salina(1)...........................................     141,000      C      30 MHz
                                                        ----------
Cook Inlet/VoiceStream GSM III Total..................  19,619,000
                                                        ==========

---------------
(1) VoiceStream also owns licenses for these BTAs.

OTHER JOINT VENTURE ENTITIES IN WHICH WE HOLD INTERESTS

  Iowa Wireless Services, LP

     Iowa Wireless Services, LP is a Delaware limited partnership ultimately controlled by Iowa Network Services, Inc., an Iowa corporation. We hold a 38% limited partnership interest in Iowa Wireless. Iowa Wireless began operations in certain markets in 1998.

     Iowa Wireless owns FCC licenses to provide wireless communications services in the following 13 BTA license areas. See "-- Governmental Regulation; Licensing of PCS Systems."

                IOWA WIRELESS LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
                ----------------------                  ----------    -----    ------
Des Moines-Quad Cities
  Burlington..........................................    137,000     A, D     30 MHz
  Cedar Rapids........................................    285,000      A       20 MHz
  Clinton-Sterling....................................    146,000     A, D     30 MHz
  Davenport-Moline....................................    429,000      A       20 MHz
  Des Moines(1).......................................    789,000      A       20 MHz
  Dubuque.............................................    176,000      A       20 MHz
  Fort Dodge..........................................    126,000      A       20 MHz
  Iowa City...........................................    125,000      A       20 MHz
  Marshalltown........................................     56,000     A, D     30 MHz
  Mason City..........................................    115,000     A, D     30 MHz
  Ottumwa.............................................    124,000      A       20 MHz
  Sioux City..........................................    342,000      A       20 MHz
  Waterloo-Cedar Falls................................    258,000      A       20 MHz
                                                        ---------
Iowa Wireless Total...................................  3,108,000
                                                        =========

---------------
(1) VoiceStream contributed portions of the Des Moines BTA license to Iowa Wireless. As a result, we will own 30 MHz of the license for certain counties within the Des Moines BTA but only 10 MHz for the remainder of the Des Moines BTA. The remaining 20 MHz is owned by Iowa Wireless.

  STPCS, LLC

     STPCS is a Delaware limited liability company ultimately controlled by STPCS Investment, LLC. We hold an 18% membership interest in STPCS. STPCS, through its wholly owned subsidiaries, owns seven FCC licenses to provide wireless communications services in the following six BTA markets. See
"-- Governmental Regulation; Licensing of PCS Systems."

                    STPCS LICENSES
                 MTA/BTA LICENSE AREA                    POPULATION    BLOCK     MHZ
                 --------------------                    ----------    -----    ------
San Antonio
  Brownsville-Harlingen................................    355,000     D, F     20 MHz
  Corpus Christi.......................................    551,000      D       10 MHz
  Eagle Pass-Del Rio...................................    119,000      F       10 MHz
  Laredo...............................................    221,000      D       10 MHz
  McAllen..............................................    600,000      D       10 MHz
                                                         ---------
                                                         1,846,000
Houston
  Victoria.............................................    164,000      F       10 MHz
                                                         ---------
STPCS Total............................................  2,010,000
                                                         =========

  D&E/Omnipoint Wireless Joint Venture, LLC

     D&E/Omnipoint Wireless Joint Venture, LLC is a Delaware limited liability company formed in September 1997. We hold a 50% interest in this entity to which we have committed to contribute licenses for several western Pennsylvania BTA markets. The company launched service in the markets in September 1997.

            D&E/OMNIPOINT WIRELESS LICENSES
                 MTA/BTA LICENSE AREA                    POPULATION    BLOCK     MHZ
            -------------------------------              ----------    -----    ------
Philadelphia
  York-Hanover.........................................    465,000       E      10 MHz
  Harrisburg...........................................    686,000       D      10 MHz
  Lancaster............................................    462,000       E      10 MHz
                                                         ---------
D&E/Omnipoint Wireless Total...........................  1,613,000
                                                         =========

  NPI-Omnipoint Wireless, LLC

     NPI Omnipoint Wireless, LLC is a Delaware limited liability company formed in March 1999. We hold a 30% interest in this joint venture entity to which we have committed to contribute licenses for several central Michigan BTAs. The company launched service in the markets in the Spring of 1999.

            NPI OMNIPOINT WIRELESS LICENSES
                 MTA/BTA LICENSE AREA                    POPULATION    BLOCK     MHZ
            -------------------------------              ----------    -----    ------
Detroit
  Grand Rapids(1)......................................  1,045,000       E      10 MHz
  Grand Rapids.........................................  1,045,000       F      10 MHz
  Grand Rapids.........................................  1,045,000       C      15 MHz
  Mount Pleasant.......................................    129,000       E      10 MHz
  Muskegon.............................................    220,000       E      10 MHz
  Saginaw-Bay City(1)..................................    627,000       E      10 MHz
  Petoskey.............................................     86,000       D      10 MHz
  Alpena...............................................     64,000       C      30 MHz
  Sault Ste. Marie.....................................     51,000       C      30 MHz
  Muskegon.............................................    207,000       C      15 MHz
                                                         ---------
NPI-Omnipoint Wireless Total...........................  2,429,000
                                                         =========

---------------
(1) We have agreed to contribute portions of the Grand Rapids C, E and F Block licenses and the Saginaw-Bay City E Block BTA license to NPI-Omnipoint Wireless, LLC. As a result, we will own the E Block licenses for certain counties within the Grand Rapids and Saginaw-Bay City BTAs, and NPI-Omnipoint Wireless, LLC will own the E block licenses for the remainder of the counties in the Grand Rapids and Saginaw-Bay City BTAs.

AERIAL LICENSES

     Upon completion of the Aerial merger we will acquire the following licenses:

                   AERIAL LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
                 --------------------                   ----------    -----    ------
Minneapolis
  Aberdeen............................................      84,000      B      30 MHz
  Bemidji.............................................      65,000      B      30 MHz
  Bismarck............................................     128,000      B      30 MHz
  Brainerd............................................      94,000      B      30 MHz
  Dickinson...........................................      36,000      B      30 MHz
  Duluth..............................................     403,000      B      30 MHz
  Eau Claire..........................................     191,000      B      30 MHz
  Fargo...............................................     312,000      B      30 MHz
  Fergus Falls........................................     128,000      B      30 MHz
  Grand Forks.........................................     201,000      B      30 MHz
  Huron...............................................      50,000      B      30 MHz
  Ironwood............................................      30,000      B      30 MHz
  Mankato.............................................     245,000      B      30 MHz
  Minneapolis.........................................   3,213,000      B      30 MHz
  Minot...............................................     117,000      B      30 MHz
  Mitchell............................................      83,000      B      30 MHz

                   AERIAL LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
                 --------------------                   ----------    -----    ------
  Rochester...........................................     249,000      B      30 MHz
  St. Cloud...........................................     284,000      B      30 MHz
  Sioux Falls.........................................     239,000      B      30 MHz
  Watertown...........................................      75,000      B      30 MHz
  Williston...........................................      25,000      B      30 MHz
  Willmar-Marshall....................................     122,000      B      30 MHz
  Worthington.........................................      94,000      B      30 MHz
                                                        ----------
                                                         6,468,000
Tampa
  Daytona Beach.......................................     473,000      A      30 MHz
  Lakeland............................................     474,000      A      30 MHz
  Melbourne...........................................     472,000      A      30 MHz
  Ocala...............................................     251,000      A      30 MHz
  Orlando.............................................   1,643,000      A      30 MHz
  Sarasota............................................     602,000      A      30 MHz
  Tampa...............................................   2,543,000      A      30 MHz
                                                        ----------
                                                         6,458,000
Houston
  Beaumont............................................     455,000      A      30 MHz
  Bryan...............................................     166,000      A      30 MHz
  Houston.............................................   4,953,000      A      30 MHz
  Lake Charles........................................     279,000      A      30 MHz
  Lufkin..............................................     155,000      A      30 MHz
  Victoria............................................     164,000      A      30 MHz
                                                        ----------
                                                         6,172,000
Pittsburgh
  Altoona.............................................     224,000      B      30 MHz
  Clarksburg..........................................     194,000      B      30 MHz
  Du Bois.............................................     128,000      B      30 MHz
  Fairmont............................................      55,000      B      30 MHz
  Indiana.............................................      87,000      B      30 MHz
  Johnstown...........................................     234,000      B      30 MHz
  Morgantown..........................................     107,000      B      30 MHz
  New Castle..........................................      94,000      B      30 MHz
  Oil City............................................     104,000      B      30 MHz
  Pittsburgh..........................................   2,431,000      B      30 MHz
  Steubenville........................................     131,000      B      30 MHz
  Wheeling............................................     209,000      B      30 MHz
                                                        ----------
                                                         3,998,000

                   AERIAL LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
                 --------------------                   ----------    -----    ------
Kansas City
  Emporia.............................................      45,000      B      30 MHz
  Joplin..............................................     238,000      B      30 MHz
  Kansas City.........................................   2,053,000      B      30 MHz
  Lawrence............................................      96,000      B      30 MHz
  Manhattan-Junction City.............................     116,000      B      30 MHz
  Pittsburg-Parsons...................................      91,000      B      30 MHz
  St. Joseph..........................................     190,000      B      30 MHz
  Sedalia.............................................      90,000      B      30 MHz
  Topeka..............................................     255,000      B      30 MHz
                                                        ----------
                                                         3,174,000
Columbus
  Athens..............................................     131,000      B      30 MHz
  Chillicothe.........................................     105,000      B      30 MHz
  Columbus............................................   1,645,000      B      30 MHz
  Marion..............................................      97,000      B      30 MHz
  Parkersburg.........................................     181,000      B      30 MHz
  Zanesvile...........................................     188,000      B      30 MHz
                                                        ----------
                                                         2,347,000
                                                        ----------
Aerial Total..........................................  28,617,000
                                                        ==========

OTHER JOINT VENTURES IN WHICH WE WILL HOLD AN INTEREST FOLLOWING THE AERIAL
MERGER

     Following completion of the Aerial merger, we will hold interests in the following joint venture entities:

  Wireless Alliance, LLC

     Wireless Alliance, LLC is a Minnesota limited liability company formed in November 1996. We will hold a 30% interest in Wireless Alliance. The company launched service in 1998.

               WIRELESS ALLIANCE LICENSES
                  MTA/BTA LICENSE AREA                    POPULATION    BLOCK     MHZ
               --------------------------                 ----------    -----    ------
Minneapolis(1)
  Duluth................................................    403,000       B      20 MHz
  Fargo.................................................    312,000       B      20 MHz
  Grand Forks...........................................    201,000       B      20 MHz
  Sioux Falls...........................................    239,000       B      20 MHz
                                                          ---------
Wireless Alliance Total.................................  1,155,000
                                                          =========

---------------
(1) Aerial contributed to Wireless Alliance 20 MHz of the 30 MHz of the above BTAs within the Minneapolis MTA license in exchange for its ownership interest in Wireless Alliance.

  Access Plus, LLC

     A GSM infrastructure agreement between a wholly-owned subsidiary of Aerial Operating Company and Access Plus, LLC, provides for the build-out of the Brainerd BTA portion of Aerial's Minneapolis MTA and the sharing of revenues generated by this venture.

PRODUCTS AND SERVICES

     We provide a variety of wireless products and services designed to match a range of needs for business and personal use. VoiceStream currently offers several distinct services and features in its PCS systems, including:

     - Enhanced Features -- Our systems offer caller identification, call hold, voice mail and numeric paging, as well as custom calling features such as call waiting, conference calling and call forwarding.

     - Messaging and Wireless Data Transmission -- Our systems allow for two-way messaging to and from all subscribers' handsets. This facilitates a number of messaging and internet-related services which are currently offered by VoiceStream, such as the receipt of wireless e-mail, and which may be offered in the future, such as Web browsing.

     - Call Security and Privacy -- Sophisticated encryption algorithms provide increased call security, encouraging users to make private, business and personal calls with significantly lower risk of eavesdropping than on analog-based systems.

     - Smart Card -- "Smart" cards, programmed with the user's billing information and a specified service package, allow subscribers to obtain PCS connectivity automatically, simply by inserting their smart cards into compatible PCS handsets.

     - Prepaid Wireless -- Our systems offer prepaid wireless services in many of our markets.

     - Over-the-Air Activation and Over-the-Air Subscriber Profile
       Management -- We are able to transmit changes in the subscriber's feature package, including mobile number assignment and personal directory numbers, directly to the subscriber's handset.

     - Roaming -- Subscribers are able to roam throughout the United States, either on other GSM-based PCS systems operated by current licensees or by using dual-mode handsets that can be used on existing cellular systems. VoiceStream has entered into roaming agreements which allow its customers to roam on cellular systems. Dual-mode handsets allow roaming onto analog cellular systems.

MARKETING, SALES AND CUSTOMER SERVICE

     Our sales and marketing strategy is to generate continued subscriber growth and increased subscriber revenues. In addition, VoiceStream targets a customer base which it believes is likely to generate higher monthly service revenues, while attempting to achieve a low cost of adding new subscribers.

     - Marketing -- We market our PCS products and services under the proprietary VoiceStream and Omnipoint brand names. Our objective is to develop brand recognition of VoiceStream through substantial advertising and direct marketing in each of its PCS markets. We may continue to use the Omnipoint brand for select services.

       In marketing our PCS services, we concentrate our marketing efforts primarily on the consumer market. Through our "Get More" proposition, we emphasize that consumers get more for their money from VoiceStream's enhanced features, privacy, customer service and competitive pricing of these services. We also promote to businesses that would benefit from integrated voice messaging, wireless data transmission, and enhanced features and services. Our advertising is supported by a celebrity spokesperson -- Jamie Lee Curtis.

     - Sales -- We sell our products and services through a combination of direct and indirect channels. As a combined entity, we will operate company-owned retail locations and utilize a direct sales force. Our training programs provide our sales employees with an in-depth understanding of our systems, products and services so that they, in turn, can provide extensive information to prospective customers. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as to activation levels.

      We believe that our local sales offices provide the physical presence in local markets necessary to position VoiceStream as a quality local service provider, and give us greater control over both our costs and the sales process. We also utilize indirect sales through an extensive network of national and local merchant and specialty retailers. We intend to continue to use a combination of direct and indirect sales channels, with the mix depending on the retail needs of each particular market.

      In addition, we act as a retail distributor of handsets and maintain inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, VoiceStream historically has sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

     - Customer Service -- Customer service is a significant element of our operating philosophy. We are committed to attracting and retaining subscribers by providing consistently superior customer service. We maintain a highly sophisticated monitoring and control system with a well-trained staff of customer service personnel and technical personnel to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year.

     We utilize credit check procedures at the time of sale and continuously monitor customer churn (the rate of subscriber attrition). We manage our churn rate through a program implemented through our sales force and customer service personnel intended to enhance subscriber loyalty and increase add-on sales and customer referrals. The program allows the sales staff to check customer satisfaction, as well as to offer additional calling features, such as voice mail, call waiting and call forwarding.

SUPPLIERS AND EQUIPMENT VENDORS

     We do not manufacture any of the handsets or network equipment used in our operations. The high degree of compatibility among different manufacturers' models of handsets and network equipment allows us to design, construct and operate our systems without being dependent upon any single source of such equipment. The handsets and network equipment used in VoiceStream operations are available for purchase from multiple sources, and we anticipate that equipment will continue to be available in the foreseeable future. We currently purchase handsets primarily from Motorola Inc., Ericsson Inc., Mitsubishi Wireless Communications, Inc. and Nokia Mobile Phones, Inc. We currently deploy network equipment primarily from Ericsson, Nortel Neworks Inc. and Nokia Telecommunications Inc.

COMPETITION

     Competition for subscribers among wireless licensees is based principally upon the services and features offered, the technical quality of the wireless systems, customer service, system coverage, capacity and price. Under current FCC rules, there may be up to seven PCS licensees in each geographic area in addition to the two cellular licensees. Also, specialized mobile radio, referred to as SMR, dispatch system operators have constructed digital mobile communications systems on existing SMR frequencies, referred to as ESMR, in many cities throughout the United States, including some of the markets in which we operate.

     We operate in highly competitive markets. Our principal competitors are the cellular service providers in our markets, many of which have been operational for a number of years, and national PCS providers, many of which offer no or low cost roaming and toll calls. Many of our competitors have significantly greater financial and technical resources than those available to VoiceStream and provide comparable services in competition with our PCS systems. These competitors include Vodafone AirTouch Cellular Communications, Inc., AT&T Wireless Services, Inc., Bell Atlantic, GTE Mobilnet, Nextel Communications, Inc., Sprint Corp. (PCS Group) and US West Wireless LLC. VoiceStream also competes with paging, dispatch and conventional mobile telephone companies, resellers and landline telephone service providers in its PCS markets.

     Potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone only service may be adequate for potential subscribers who do not need to speak to the caller. In the future, wireless service may also compete more directly with traditional landline telephone service providers.

     GSM systems are not deployed in all areas of the United States. As a result, our subscribers may not be able to use PCS services conveniently while roaming in areas outside our markets. Further, our principal PCS competitors use standards other than GSM. For example, US West and Sprint PCS use the CDMA standard and AT&T Wireless uses the TDMA standard. Systems using the CDMA and TDMA standards cover more areas of the United States than do GSM systems. Therefore, our competitors deploying such systems have a competitive advantage in this regard.

     The FCC generally requires all cellular and PCS licensees to provide service to resellers. A reseller provides wireless service to customers but does not hold an FCC license or own facilities. The reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with our systems. With respect to PCS licensees, the resale obligations terminate five years after the last group of initial licenses of currently allotted PCS spectrum is awarded.

     We face increased competition from entities providing similar services using other communications technologies. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

     In 1996, the FCC transferred 200 MHz of spectrum previously allocated to federal government use to the private sector. In April 1997, the FCC auctioned 30 MHz of spectrum for wireless communications services, which can provide fixed or mobile telecommunications service. Omnipoint purchased nine licenses as a result of such auction, all of which were contributed to Cook Inlet/VoiceStream GSM II. In late 1997, the FCC also auctioned 10 MHz of spectrum for SMR service, another potential competitor with PCS and cellular service. Moreover, in 1998, the FCC auctioned more than 1000 MHz of spectrum for local multipoint distribution service. VoiceStream acquired 16 licenses as a result of such auction. During 1998, the FCC auctioned 25 MHz of spectrum for the General Wireless Communications Service, plus additional spectrum in the 220 MHz band. We cannot foresee how technological progress or economic incentives will affect competition from these new services. In all instances, the FCC reserves the right to amend or repeal its service regulations and auction schedule.

INTELLECTUAL PROPERTY

     We hold federal trademark registration of the marks "VoiceStream" and "VoiceStream and Design," and have registered or applied for various other trade and service marks with the United States Patent and Trademark Office. As a result of the Omnipoint merger, we had 71 United States patents, 12 foreign patents, 62 United States and 82 foreign pending patent applications, 16 United States and 115 foreign trademarks, and 23 United States and 73 pending foreign trademark applications.

GOVERNMENTAL REGULATION

     The FCC regulates the licensing, construction, operation, acquisition and sale of PCS systems in the United States pursuant to the Communications Act of 1934, and the rules, regulations and policies promulgated by the FCC thereunder.

  Licensing of PCS Systems

     In order to increase competition in wireless communications, promote improved quality and service and make available the widest possible range of wireless services, federal legislation was enacted directing the FCC to allocate radio frequency spectrum for PCS by competitive bidding. A PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS service. The FCC has divided the United States and its possessions and territories into PCS markets made up of 493 Basic Trading Areas, referred to as BTAs, and 51 Metropolitan

Trading Areas, referred to as MTAs. Each MTA consists of at least two BTAs. As many as seven licenses are issued in each PCS service area. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) (which has been split in some BTAs into two 15 MHz blocks) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs. A PCS license has been or will be awarded for each MTA or BTA in every block, for a total of more than 2,000 licenses.

     Under the FCC's current rules specifying spectrum ownership limits affecting broadband PCS licensees, no person or entity may hold an attributable interest in licenses for more than 45 MHz of PCS, cellular and SMR services regulated as CMRS where there is significant overlap in any geographic area (significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the Cellular Geographic Service Area, referred to as CGSA and/or SMR service area, as defined by the FCC). In an order released September 22, 1999, the Commission raised the aggregation limit for licensees serving rural areas (defined as cellular RSAs) to 55 MHz. For purposes of this spectrum limit, any controlling ownership interest shall be "attributable," as will any equity interest of 20% or more (however, 40% or more applies (1) if the ownership interest is held by a small business, or (2) if the interest is held by an entity with a non-controlling interest in a PCS licensee that is a small business or (3) is held by a passive institutional investor). Furthermore, the officers and directors of any licensee shall be considered to have an attributable interest in each entity with which they are associated. This means that Western Wireless's ownership of cellular licenses will be attributed to us (because of some common officers and directors) and Cook Inlet/VoiceStream PCS's PCS licenses will be attributed to us (because of our equity interest). Western Wireless owns cellular licenses serving markets that are wholly or partially within the Oklahoma City MTA, resulting in Western Wireless and our exceeding the FCC's spectrum cap restrictions which were in effect prior to the September 22, 1999 order, prior to our spin-off from Western Wireless. Western Wireless had filed a waiver request with the FCC which is pending, and Western Wireless and we have been allowed to delay compliance with the restriction until the FCC rules on the waiver request. In the event that spectrum cap restrictions are not eliminated as part of the FCC's biennial review of regulation in the fourth quarter of 2000, or the temporary waiver is not granted, then sometime before or about September 1, 2000, either we or Western Wireless will be obligated to divest sufficient portions of their markets in the Oklahoma City MTA to come into compliance with the rules.

     Attribution of Omnipoint licenses that were recently acquired by us or transferred to Cook Inlet entities cause the spectrum cap to be exceeded in eleven markets: Detroit and Flint, Michigan, St. Louis, Rolla, Cape Girardeau-Sikeston and Poplar Bluff, Missouri, Salina, Kansas; Kansas RSA 3; Kansas RSA 8; Mt. Vernon, Illinois; and El Dorado, Arkansas. In an order released February 15, 2000, the FCC gave us until May 25, 2000 to come into compliance with the spectrum cap in these markets. If by this date we have not received further waiver from the FCC, we will be forced to divest sufficient spectrum in these markets to comply with the spectrum cap.

     Spectrum cap compliance problems issues may also arise in a number of MTAs and BTAs described below as a result of the Aerial merger, depending in part upon FCC action on a joint request for declaratory ruling on spectrum cap compliance by us, Aerial and TDS, filed with the FCC on December 1, 1999. Regardless of the outcome of the request for declaratory ruling, after the Aerial merger, we and Western Wireless will exceed the spectrum cap in the Minneapolis and the Oklahoma City MTAs and in the following BTAs:
Manhattan-Junction City and Pittsburgh-Parsons, Kansas; Bemidji, Wilmar-Marshall and Worthington, Minnesota; and Bismark, Fargo and Grand Forks, North Dakota; Huron, Mitchell, Sioux Falls, Watertown and Aberdeen, South Dakota. If the FCC rules that the licenses of TDS' subsidiary United States Cellular Corporation are attributable to VoiceStream and Western Wireless by virtue of TDS' right to appoint a director to VoiceStream's board, or that attribution of other wireless spectrum occurs because of other relationships, then VoiceStream or Western Wireless will have to divest sufficient portions of its spectrum in additional wireless markets to comply with the spectrum cap. Temporary waivers of the spectrum cap have been sought by VoiceStream and Aerial in the context of their FCC applications for approval of the merger. If these waivers are not granted, either VoiceStream or Western Wireless will be obligated to divest sufficient portions of their spectrum in these markets to come into compliance with the rules.

     We do not believe the spectrum cap or any action Western Wireless or we may be required to take to comply therewith will have a material adverse effect on us due to the relatively minor geographic overlaps.

     All PCS licenses are granted for a ten-year term, at the end of which they must be renewed. The FCC has adopted specific standards to apply to PCS renewals, under which the FCC will award a renewal expectancy to a PCS licensee that (1) has provided substantial service during its past license term and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. All 30 MHz PCS licensees, including VoiceStream and Omnipoint, must construct facilities with a signal level sufficient to provide adequate service to at least one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within ten years. All 10 MHz and 15 MHz PCS licensees, including VoiceStream and Omnipoint, must construct facilities with a signal level sufficient to provide adequate service to at least one-quarter of the population in their licensed service area within five years of their initial license grants, or make a showing of substantial service in their licensed service area within five years of their initial license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

     PCS systems are subject to certain Federal Aviation Administration regulations with respect to the location, lighting and construction of transmitter towers and antennae and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations will also apply to our activities. We will use, among other facilities, common carrier point to point microwave facilities to connect cell sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

     We have purchased our PCS licenses from private parties and the federal government. We used a combination of debt and equity financing to acquire such licenses. Some joint ventures in which they hold an interest have utilized financing from the federal government to the extent available.

  Transfers and Assignments of PCS Licenses

     The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS system. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years of their license term to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without FCC approval. Any acquisition or sale by us of PCS interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as state or local regulatory authorities having competent jurisdiction.

     FCC rules restrict the voluntary assignments or transfers of control of C and F Block licenses. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the C and F Block auctions at the time the application for assignment or transfer of control is filed, or if the proposed assignee or transferee holds other licenses for C and F Blocks and, at the time of receipt of such licenses, met the same eligibility criteria. Any transfers or assignments during the entire ten year initial license term are subject to an unjust enrichment penalty of acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments during the first five years of the initial license term are subject to an unjust enrichment penalty of forfeiture of bidding credits. In the case of the C and F Blocks, the FCC has authority to conduct random audits to ensure that licensees are in compliance with the FCC's eligibility rules. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines.

     For a period of up to 10 years after the grant of a PCS license, subject to extension, a PCS licensee will share spectrum with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we will need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. Initially, this transition plan allowed most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. The FCC has shortened the voluntary negotiation period by one year without lengthening the mandatory negotiation period, for PCS licensees in the C, D, E and F Blocks. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum band will be responsible for their costs to relocate to alternate spectrum locations.

  Foreign Ownership

     Under the Communications Act, no more than 25% of an FCC licensee's capital stock may be indirectly owned or voted by non-United States citizens or their representatives, by a foreign government, or by a foreign corporation, absent an FCC finding that a higher level of foreign alien ownership is not inconsistent with the public interest. In November 1997, the FCC adopted new rules, effective in February 1998, to implement the World Trade Basic Telecom Organization Agreement. Formerly, potential licensees had to demonstrate that their markets offered effective competitive opportunities in order to obtain authorization to exceed the 25% indirect foreign ownership threshold. Under the new rules, this showing is only required for entities from countries that are not World Trade Organization members. Applicants from World Trade Organization Agreement signatories are presumed to offer competitive opportunities. However, the FCC reserves the right to attach additional conditions to a grant of authority, and, in the exceptional case in which an application poses a very high risk to competition, to deny an application. The limitation on direct foreign ownership in an FCC licensee remains fixed at 20%, with no opportunity to increase the percentage, and is unaffected by the FCC's new rules.

     By a Memorandum Opinion and Order released February 15, 2000 in connection with the VoiceStream/ Omnipoint merger, the FCC gave the merged entity authorization to have up to 55.6% total indirect foreign ownership. VoiceStream has requested that the FCC apply the level of permissible indirect foreign ownership set forth in the February 15, 2000 Order to subsidiaries that it will acquire as part of the Aerial reorganization. Following the Aerial reorganization, indirect foreign ownership of FCC licenses that VoiceStream controls will be less than 55.6%.

  Telecommunications Act of 1996 and Other Recent Industry Developments

     On February 8, 1996, the Telecommunications Act was signed into law, substantially revising the regulation of communications. The goal of the Telecommunications Act is to enhance competition and remove barriers to market entry, while deregulating the communications industry to the greatest extent possible. To this end, local and long-distance communications providers will, for the first time, be able to compete in each other's market, and telephone and cable companies will likewise be able to compete in each other's markets. To facilitate the entry of new carriers into existing markets, the Telecommunications Act imposes certain interconnection requirements on incumbent carriers. Additionally, all telecommunications providers are required to make an equitable and nondiscriminatory contribution to the preservation and advancement of universal service. Since 1996 the FCC has adopted numerous rules implementing the provisions of the Telecommunications Act. Many of the new rules have been and remain the subject of ongoing proceedings before the FCC and federal courts. We cannot predict the outcome of the FCC's rulemaking proceedings to promulgate regulations to implement the new law or the effect of the new regulations on cellular service or PCS, and there can be no assurance that such regulations will not adversely affect our business or financial condition.

     The Telecommunications Act codified the policy that non-regional Bell operating company CMRS providers will not be required to provide equal access to long distance carriers, and relieved such CMRS providers of their existing equal access obligations. The FCC, however, may require CMRS carriers to offer unblocked access, i.e., implemented by the subscriber's use of a carrier identification code or other mechanisms at the time of placing a call, to the long distance provider of a subscriber's choice. The FCC has terminated its inquiry into the imposition of equal access requirements on CMRS providers.

     On July 26, 1996, the FCC released a Report and Order establishing timetables for making emergency 911 services available by cellular, PCS and other mobile service providers, including "enhanced 911" services that provide the caller's telephone number, location and other useful information. Cellular and PCS providers must be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities. If a cost recovery mechanism is in place and a Public Service Answering Point requests and is capable of processing the caller's telephone number and location information, cellular, PCS, and other mobile service providers must relay a caller's automatic number identification and cell site location, and by 2001 they must be able to identify the location of a 911 caller within 125 meters in 67% of all cases. State actions incompatible with the FCC rules are subject to preemption. On December 1, 1997, the FCC required wireless carriers to transmit all 911 calls without regard to validation procedures intended to identify and intercept calls from non-subscribers. Then, in an order released June 9, 1999, the FCC adopted rules requiring that analog cellular phones include a separate capability for processing 911 calls that permit these calls to be handled, where necessary, by either cellular carrier in the area. The new rule only applies to new analog cellular handsets but not to existing handsets or to PCS or SMR services.

     On August 1, 1996, the FCC released a Report and Order expanding the flexibility of cellular, PCS and other CMRS providers to provide fixed as well as mobile services. Such fixed services include, but need not be limited to, "wireless local loop" services, e.g., to apartment and office buildings, and wireless backup to PBXs and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has not yet decided how such fixed services should be regulated, but it has proposed a presumption that they be regulated as CMRS services.

     On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act. The FCC's decision is lengthy and complex and is subject to petitions for reconsideration and judicial review, as described below, and its precise impact is difficult to predict with certainty. However, the FCC's order concludes that CMRS providers are entitled to reciprocal compensation arrangements with LECs and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. Under the rules adopted by the FCC, states must set arbitrated rates for interconnection and access to unbundled elements based upon the LECs' long-run incremental costs, plus a reasonable share of forward-looking joint and common costs. In lieu of such cost-based rates, the FCC has established proxy rates to be used by states to set interim interconnection rates pending the establishment of cost-based rates. The FCC has also permitted states to impose "bill and keep" arrangements, under which CMRS providers would make no payments for LEC termination of calls where LECs and CMRS providers have symmetrical termination costs and roughly balanced traffic flows. However, the FCC has found no evidence that these conditions presently exist. The relationship of these charges to the payment of access charges and universal service contributions has not yet been resolved by the FCC. LECs and state regulators filed appeals of the interconnection order, which were consolidated in the United States Court of Appeals for the Eighth Circuit. The Court vacated many of the rules adopted by the FCC, including those rules governing the pricing of interconnection services, but specifically affirmed the FCC rules governing interconnection with CMRS providers. In January 1998, the

United States Supreme Court agreed to review the Eighth Circuit decision. In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit's judgment, holding that:

     - the FCC has general jurisdiction to implement the Telecommunications Act's local competition provisions;

     - the FCC's rules governing unbundled access are consistent with the Telecommunications Act, except for Rule 319, which gives requesting carriers blanket access to network elements; and

     - the "pick and choose" rule is a reasonable interpretation of the Telecommunications Act. The FCC on remand adopted a new standard for determining which network elements the incumbents must unbundle. Applying the revised standard, the FCC reaffirmed that incumbents must provide unbundled access to six of the original seven network elements that it required unbundled in its original order in 1996 (operator and directory assistance services are no longer required). As a result of the Supreme Court vacating and remanding the Eighth Circuit's ruling that the FCC lacked authority to set local pricing standards, the Eighth Circuit will have to decide whether the FCC's total-element long-run incremental cost methodology for setting interconnection and unbundled network element rates violates the Telecommunications Act.

     In its implementation of the Telecommunications Act, the FCC established new federal universal service rules, under which wireless service providers for the first time are eligible to receive universal service subsidies, but also are required to contribute to both federal and state universal service funds. Various parties challenged the FCC's universal service rules, and the cases were consolidated in the United States Court of Appeals for the Fifth Circuit. The court affirmed most of the FCC's decisions regarding its implementation of the high-cost support system but remanded for further consideration the FCC's decision to assess contributions from carriers based on both international and interstate revenues. The court also reversed the requirement that incumbent local exchange carriers recover their contributions from access charges and the blanket prohibition on additional state eligibility requirements for carriers receiving high-cost support. Additionally, the Court reversed the rule prohibiting local telephone service providers from disconnecting low-income subscribers. Finally, the Court concluded that the FCC exceeded its jurisdictional authority when it assessed contributions for "schools and libraries" programs based on the combined intrastate and interstate revenues of interstate telecommunications providers and when it asserted its jurisdictional authority to do the same on behalf of high-cost support.

     The FCC has adopted rules on telephone number portability which will enable subscribers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider. In February 1999, the FCC extended the deadline for CMRS carriers to implement service provider local number portability until November 24, 2002, but suggested that additional proceedings prior to that date could result in imposition of further requirements.

     In October 1999, Congress enacted the Department of Defense Appropriations Act for FY2000, which requires the FCC to accelerate its auction of 36 MHz of spectrum in the 746 - 764 and 776 - 794 MHz bands for commercial use so that all auction proceeds have been deposited by September 30, 2000. This spectrum became available as a result of the FCC's decision to generally reclaim, for other use, the spectrum previously allocated for television broadcast UHF channels 60 - 69. The auction is now scheduled for June 7, 2000. "Short form" applications must be filed by interested bidders by May 8, 2000, and up-front payments are due May 22, 2000.

     The Communications Assistance for Law Enforcement Act (CALEA) requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials' use of wiretaps and like devices to intercept or isolate subscriber communications. In an order released August 31, 1999, the FCC ordered all PCS, cellular and wireline carriers to implement interim standards by June 30, 2000, with full compliance by September 30, 2001. The order also stated that CALEA applies broadly to any carrier (excluding private networks and information services providers) providing indiscriminate telecommunications service to the public. Representatives of the PCS and cellular industries are challenging the surveillance rules. Additionally, it is not clear that CMRS providers will be able to comply with the rules' compatibility requirements by the current deadline, nor is it clear whether the FCC will grant waivers to extend the deadline or what the scope of penalties for failing to comply may be.

     The FCC recently adopted rules limiting the use of customer proprietary network information, (CPNI) by telecommunications carriers in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. Petitions asking the FCC to forbear from applying CPNI requirements to certain telecommunications carriers were denied on September 3, 1999, but the FCC did make certain modifications, allowing carriers to use CPNI to market customer premises equipment or to regain customers who have switched to another carrier. The rules were struck down by the U.S. Court of Appeals for the Tenth Circuit in August 1999, but that decision has been appealed to the Supreme Court. In the event that the FCC's CPNI restrictions are reinstated. VoiceStream does not anticipate that compliance will have a significant adverse impact on its financial position, results of operation or liquidity.

     CMRS providers face a September 1, 2000 deadline for compliance with FCC rules establishing safety limits for human exposure to radio frequency emissions. On February 18, 2000, the U.S. Court of Appeals for the Second Circuit affirmed the FCC's guidelines. After September 1, if any facility, operation or device is found to be non-compliant with radio frequency exposure guidelines, and if required environmental assessment has not been filed, penalties ranging from fines to license forfeiture may be imposed.

     All of the C Block licenses held by the Cook Inlet joint ventures could be affected by U.S. Air Waves, Inc. v. FCC, which is pending in the U.S. Court of Appeals for the D.C. Circuit. U.S. AirWaves participated in the original C Block auction, which closed on May 6, 1996, but withdrew after the bids exceeded the maximum prices it was willing to pay. U.S. AirWaves is now seeking judicial review of two orders in the FCC's rulemaking proceeding on payment financing for PCS licenses: the Second Report and Further Notice of Proposed Rulemaking and the Order on Reconsideration of the Second Report and Order. Since these orders enabled initial C Block licensees to return licenses or modify the conditions of payment, there is a remote chance that if the orders are reversed, affected licenses could be returned to the FCC for reauction. The court consolidated into this case similar petitions filed by seven other parties. The case has not been placed on the court's calendar.

     Additionally, 14 C Block licenses won by Cook Inlet/VoiceStream PCS LLC and 11 C Block licenses won by Omnipoint were issued subject to the outcome of the bankruptcy proceeding of the original licensee, a subsidiary of Pocket Communications, Inc., which was conditionally granted 43 C Block licenses in 1996. Pursuant to an FCC order, the bankruptcy debtors elected to relinquish certain licenses, which subsequently were reauctioned, and the bankruptcy court issued an order making the election effective. Pacific Eagle, a secured creditor of the debtors, filed with the court a motion for reconsideration of the election order. The motion was denied, and Pacific Eagle appealed the denial to the U.S. District Court for Northern Maryland. As a result, the bankruptcy court stayed its order denying the motion for reconsideration pending appeal. Because the appeal of the election order is still pending, there is uncertainty as to the referenced C Block licenses of the Cook Inlet joint ventures. The district court could order the return of these licenses to the jurisdiction of the bankruptcy court. Further, in the event that these licenses are so returned, it is unlikely that the Cook Inlet joint ventures will be able to recoup the costs incurred by them in connection with the construction and development of systems related to such licenses.

EMPLOYEES AND LABOR RELATIONS

     We consider our labor relations to be good and none of our employees are covered by a collective bargaining agreement.

     As of February 29, 2000, we employed a total of approximately 5,740 people in the following areas:

                                                              NUMBER OF
                          CATEGORY                            EMPLOYEES
                          --------                            ---------
Sales and marketing.........................................    1,534
Engineering.................................................      883
General and administration, including customer service......    3,323

ITEM 2. PROPERTIES

     We maintain our principal executive offices on leased premises in Bellevue, Washington. We will also lease our customer service centers located in the following cities:

Albuquerque, New Mexico   Bethlehem, Pennsylvania
Bellingham, Washington    Fort Lauderdale, Florida
Salem, Oregon

     We, along with our subsidiaries and affiliates, also lease and own locations for inventory storage, microwave, cell site and switching equipment, sales and administrative offices, and retail stores. Aerial leases customer service centers located in Kansas City and Tampa.

ITEM 3. LEGAL PROCEEDINGS

     Except as referenced in the next sentence there are no material, pending legal proceedings to which VoiceStream or Omnipoint or any of their subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on their financial position, results of operations or cash flows. For discussion of certain legal proceedings relating to FCC license grants, see "Item 1. Business -- Government Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As a result of the spin-off our common stock began trading on May 3, 1999. Since that date, our common stock has been traded on the NASDAQ stock market under the symbol VSTR. The following table sets forth the quarterly high and low bid quotations for the common stock on the NASDAQ stock market. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                          1999                              HIGH        LOW
                          ----                             -------    -------
Second quarter...........................................  $ 33.06    $ 20.25
Third quarter............................................  $ 68.75    $ 29.75
Fourth quarter...........................................  $142.31    $ 59.06

                          2000
                          ----
First quarter through March 21, 2000.....................  $155.31    $100.13

     We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. In addition, provisions of our new credit facility and the indentures for our senior notes and senior discount notes (as described in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources") and the senior notes issued by Omnipoint contain restrictions on our ability to declare and pay dividends on our common stock.

     As of March 13, 2000, there were approximately 2,145 shareholders of record of our common stock.

     There were no sales of unregistered equity securities made by us in 1999.

     In connection with a $957 million investment by Hutchison Telecommunications PCS (USA) made at the time of the closing of the Omnipoint merger; Hutchison Telecommunications PCS (USA) and certain of its affiliates entered into a standstill agreement with us. With exceptions, this agreement provides that, for a period of five years after the completion of the Omnipoint merger, the beneficial ownership of our common stock by Hutchison Telecommunications PCS (USA) and their affiliates will not exceed:

     - 35% during the first two years after February 25, 2000, or 33% if the aggregate number of outstanding shares of our common stock exceeds 200 million;

     - 36% during the third year after February 25, 2000; and

     - 40% during the fourth and fifth years after February 25, 2000.

     Among other things, this agreement also:

     - prohibits Hutchison Telecommunications PCS (USA) and its affiliates from, in certain circumstances, participating in a proxy contest, tender offer, exchange offer or other transaction relating to a change of control of VoiceStream;

     - provides Hutchison Telecommunications PCS (USA) a preemptive right with respect to our future private equity issuances; and

     - entitles Hutchison Telecommunications PCS (USA) to registration rights.

     In connection with the Aerial merger agreement, Telephone and Data Systems, Inc., referred to as TDS, will enter into an investment agreement with us. With certain exceptions, this agreement will provide that, until September 17, 2004, the beneficial ownership of our common stock held by TDS and its affiliates will not exceed 24.9% of the outstanding shares of our common stock. Among other things, this agreement will also prohibit TDS and its affiliates from, in certain circumstances, participating in a proxy contest, tender offer, exchange offer or other transaction relating to a change of control of VoiceStream.

     The principal stockholders of VoiceStream are parties to an agreement which governs the voting of their common stock. The agreement provides that the parties thereto will vote their shares of our common stock for the election of a board consisting of 16 members, subject to adjustments, of our board designated as follows:

     - Mr. Stanton, as long as he is the chief executive officer of VoiceStream;

     - one member (currently Mr. Nelson) designated by Mr. Stanton, so long as he or entities affiliated with him beneficially own at least 4,500,000 shares of our common stock;

     - four members (currently Messrs. Fok, Snook and Sixt and Mrs. Chow) designated by Hutchison Telecommunications PCS (USA) and its affiliated entities, which number of designees shall be subject to increases or decreases depending upon increases or reductions in Hutchison Telecommunications PCS (USA)'s percentage ownership of our outstanding common stock, including shares of our common stock issuable to Hutchison Telecommunications PCS (USA) upon conversion of our 2.5% Convertible Junior Preferred Stock;

     - one member (currently Mr. O'Toole) designated by Goldman, Sachs & Co. and affiliated entities, so long as the Goldman Sachs entities beneficially own at least 4,500,000 shares of our common stock;

     - four members (currently Messrs. Smith, Fields, Perry and Ross) who were on the Omnipoint board prior to the Omnipoint merger selected by Omnipoint to serve during the period from February 25, 2000 until and including the second annual meeting of our stockholders taking place after February 25, 2000 (and in the event any of these designees becomes unable or unwilling to serve, the replacement designee will be named by the persons who comprised the Omnipoint board immediately before the Omnipoint merger);

     - one member (currently Mr. Relander) designated by Sonera Ltd., so long as Sonera owns at least 4,500,000 shares of our common stock; and

     - the remaining members of the board to be selected by a majority of the persons selected as described above.

     It is contemplated that upon the closing of the Aerial merger, TDS will execute an agreement whereby it will become a party to the voting agreement described above. When TDS becomes a party, the voting agreement will provide that the parties thereto will agree to vote their shares of our common stock for a board constituted as described above, with an additional member to be designated by TDS so long as TDS owns at least 4,500,000 shares of our common stock; however, if TDS owns more than 9,800,000 shares of our common stock and Sonera owns less than 4,500,000 shares of our common stock, TDS will be entitled to designate a total of two members. The voting agreement will further provide that if Sonera owns more than 9,800,000 shares of our common stock and TDS owns less than 4,500,000 shares of our common stock, Sonera will be entitled to designate a total of two members.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED VOICESTREAM CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data for VoiceStream as of and for each of the five years in the period ended December 31, 1999. Financial data as of and for each of the five years in the period ended December 31, 1999, were derived from our audited consolidated financial statements and notes thereto. All the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of VoiceStream" and our consolidated financial statements and notes thereto.

                                                                                   YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------------------
                                                                 1999          1998          1997          1996          1995
                                                             ------------   -----------   -----------   -----------   -----------
                                                                                    (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Subscriber revenues......................................  $    366,802   $   123,966   $    52,360   $     7,794
  Roamer revenues..........................................         9,295         3,506           227
  Equipment revenues.......................................        78,025        40,490        25,143         9,745
  Other revenues...........................................        21,407
                                                             ------------   -----------   -----------   -----------
    Total revenues.........................................       475,529       167,962        77,730        17,539
                                                             ------------   -----------   -----------   -----------
Operating expenses:
  Cost of service..........................................       114,007        50,978        43,183        12,470
  Cost of equipment sales..................................       136,584        77,071        53,469        20,789
  General and administrative...............................       134,812        75,343        51,678        20,209   $     3,069
  Sales and marketing......................................       211,399        85,447        59,466        31,505           339
  Depreciation and amortization............................       140,812        83,767        66,875        14,395           269
  Stock based compensation.................................        60,690
                                                             ------------   -----------   -----------   -----------   -----------
    Total operating expenses...............................       798,304       372,606       274,671        99,368         3,677
                                                             ------------   -----------   -----------   -----------   -----------
Operating loss.............................................      (322,775)     (204,644)     (196,941)      (81,829)       (3,677)
Other income (expense):
  Interest and financing expense, net......................      (103,461)      (34,118)      (57,558)       (3,607)          (40)
  Equity in net loss of unconsolidated affiliates..........       (50,945)      (24,120)       (9,327)         (954)          (11)
  Interest income and other, net...........................        22,442         8,616            11            40
                                                             ------------   -----------   -----------   -----------   -----------
    Net loss...............................................  $   (454,739)  $  (254,266)  $  (263,815)  $   (86,350)  $    (3,728)
                                                             ============   ===========   ===========   ===========   ===========
CONSOLIDATED BALANCE SHEET DATA:
Current assets.............................................  $    410,576   $    59,398   $    49,945   $    59,515   $     1,684
Property and equipment, net................................       931,792       619,280       420,638       318,473        37,914
Licensing cost and other intangible assets, net............       450,261       312,040       315,653       227,997       145,728
Other assets...............................................       429,284        60,938        36,055         8,142         8,484
                                                             ------------   -----------   -----------   -----------   -----------
    Total assets...........................................  $  2,221,913   $ 1,051,656   $   822,291   $   614,127   $   193,810
                                                             ============   ===========   ===========   ===========   ===========
Current liabilities........................................  $    203,085   $   125,026   $   126,184   $   155,769   $    25,444
Long-term debt.............................................     2,011,451       540,000       300,000       143,000        13,000
Other long-term liabilities................................                                                 173,705         7,613
Shareholders' equity.......................................         7,377       386,630       396,107       141,653       147,753
                                                             ------------   -----------   -----------   -----------   -----------
    Total liabilities and shareholders' equity.............  $  2,221,913   $ 1,051,656   $   822,291   $   614,127   $   193,810
                                                             ============   ===========   ===========   ===========   ===========
OTHER DATA:
Licensed population........................................    64,825,000    62,593,000    62,808,000    19,488,000    14,853,000
Covered population(1)......................................    23,411,000    16,121,000    12,529,000     6,133,000
Subscribers/Users:
  Subscribers..............................................       845,700       322,400       128,600        35,500
  Prepaid users............................................         9,705        10,400
Adjusted EBITDA(2).........................................  $   (121,273)  $  (120,877)  $  (130,066)  $   (67,434)  $    (3,408)
CASH FLOWS PROVIDED BY (USED IN):
Operating activities.......................................  $   (241,827)  $  (112,931)  $  (198,129)  $   (81,272)  $    (4,115)
Investing activities.......................................  $   (947,657)  $  (253,633)  $  (370,202)  $  (342,587)  $  (145,632)
Financing activities.......................................  $  1,416,860   $   374,284   $   563,254   $   429,250   $   149,770

---------------
(1) Represents population that is covered by our consolidated systems.

(2) Adjusted EBITDA represents operating loss before depreciation and amortization and non-cash stock based compensation. Management believes Adjusted EBITDA provides meaningful additional information on our operating results and on our ability to service its long-term debt and other fixed obligations and to fund our continuing growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with generally accepted accounting principles, referred to as GAAP, as an alternate to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with VoiceStream's consolidated financial statements and notes thereto and other financial information included herein. Due to the phase of the business cycle of VoiceStream's PCS operations, VoiceStream's operating results for prior periods may not be indicative of future performance. Throughout this
Item 7, where referring to a period ending on or prior to December 31, 1999, the term VoiceStream refers to our predecessor, now known as VS Washington Corporation, unless the context otherwise requires.

OVERVIEW

     VoiceStream provides wireless communications services in urban markets in the United States through the ownership and operation of PCS licenses. We have commenced commercial operations in thirteen markets under the VoiceStream brand name as of December 31, 1999 using GSM technology. Additionally, VoiceStream PCS services are offered in four additional markets in conjunction with joint ventures.

     We were formed in 1994 as Western PCS Corporation. Prior to May 3, 1999, we were an 80.1% owned subsidiary of Western Wireless Corporation. The remaining 19.9% was owned by Hutchison Telecommunications PCS (USA) Limited, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. As the result of a spin-off transaction affected May 3, 1999, we formally separated from Western Wireless' other operations.

     On February 25, 2000, we merged with Omnipoint. Omnipoint, directly and through joint ventures in which it has interests, provides PCS services in urban markets, including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL, and Indianapolis, IN. On February 24, 2000, our shareholders approved a merger with Aerial Telecommunications Inc. Aerial provides PCS services in urban markets including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL. The close of the Aerial merger is contingent upon, among other things, FCC approval and is expected to be completed early in the second quarter of this year.

     We did not commence operations in any of our markets until February 1996. From that date on we have launched service in a variety of our markets as follows:

    1996        1997          1998                 1999
    ----        ----          ----                 ----
Honolulu       El Paso   Phoenix/Tucson   Seattle/Tacoma
Portland       Boise                      San Antonio/Austin
Salt Lake      Denver                     Washington DC/Baltimore
City
Albuquerque
Oklahoma City
Des Moines

     Due to the varying dates at which each of the markets became operational, the expenses and revenues incurred during any period may not be comparable to another period and may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses was related to start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $2.8 million of start-up costs were incurred in 1999, $7.7 million in 1998, and $5.4 million in 1997.

     Our financial accounting for joint ventures in which we hold interests differs from that for markets we own because we account for our interests in joint ventures as investments using the equity method of accounting. Our net share of the revenues and expenses of markets operated by joint ventures are reflected on a single line in our consolidated statement of operations. Additionally, our portion of the assets and liabilities of each joint venture will be reflected, net of our portion of each joint ventures' cumulative net income or loss, in one line on our balance sheet.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

     At December 31, 1999, we had 845,700 subscribers, representing an increase of 523,300 or 162.3% during 1999. At December 31, 1998 we had 322,400 subscribers, representing an increase of 193,800 or 150.7% during 1998. At December 31, 1997, we had 128,600 subscribers.

     The following table sets forth certain financial data as it relates to our operations:

                                                       YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------------------
                                        1999       % CHANGE      1998       % CHANGE      1997
                                     ----------    --------    ---------    --------    ---------
                                                        (DOLLARS IN THOUSANDS)
Revenues:
  Subscriber revenues..............  $  366,802     195.9%     $ 123,966      136.8%    $  52,360
  Roamer revenues..................       9,295     165.1%         3,506    1,444.5%          227
  Equipment revenues...............      78,025      92.7%        40,490       61.0%       25,143
  Other revenues...................      21,407      N.M.              0       N.M.             0
                                     ----------                ---------                ---------
     Total revenues................     475,529                  167,962                   77,730
                                     ----------                ---------                ---------
Operating expenses:
  Cost of service..................     114,007     123.6%        50,978       18.1%       43,183
  Cost of equipment sales..........     136,584      77.2%        77,071       44.1%       53,469
  General and administrative.......     134,812      78.9%        75,343       45.8%       51,678
  Sales and marketing..............     211,399     147.4%        85,447       43.7%       59,466
  Depreciation and amortization....     140,812      68.1%        83,767       25.3%       66,875
  Stock based compensation               60,690      N.M.              0       N.M.             0
                                     ----------                ---------                ---------
     Total operating expenses......     798,304                  372,606                  274,671
                                     ----------                ---------                ---------
Other income (expense).............    (131,964)    165.9%       (49,622)     (25.8)%     (66,874)
                                     ----------                ---------                ---------
Net loss...........................  $ (454,739)     78.8%     $(254,266)      (3.6)%   $(263,815)
                                     ==========                =========                =========
Adjusted EBITDA....................  $ (121,273)      0.3%     $(120,877)      (7.1)%   $(130,066)
                                     ==========                =========                =========
Cash flows provided by (used in):
  Operating activities.............  $ (241,827)    114.1%     $(112,931)     (43.0)%   $(198,129)
                                     ==========                =========                =========
  Investing activities.............  $ (947,657)    273.6%     $(253,633)     (31.5)%   $(370,202)
                                     ==========                =========                =========
  Financing activities.............  $1,416,860     278.6%     $ 374,284      (33.5)%   $ 563,254
                                     ==========                =========                =========

REVENUES

     The increase in service revenues each year is due to: i) the increase in the number of subscribers and/or ii) an increase in the average monthly subscriber revenue per average subscriber, or ARPU. The increase in subscribers is partially due to the relative maturity of the nine markets operating during the entire twelve months of 1999, which were also operating during the entire twelve months of 1998, and the addition of two more operating markets for 1999. Additionally, our "Get More" advertising campaign, featuring Jamie Lee Curtis, that was initiated in the second quarter of 1998, we believe has contributed to the rapid subscriber growth throughout all of our markets. ARPU was $55.39 for 1999 compared to $45.81 for 1998 and $57.48 for 1997. The decrease in ARPU during 1998 is primarily due to the change in strategy in 1998, signified by the "Get More" advertising campaign. The increase in ARPU during 1999 is primarily attributed to an increase in the average minutes of use per subscriber and existing subscribers migrating to, and new subscribers adding on to, our higher priced rate plans. We intend to continue the "Get More" advertising campaign. We expect it to continue to have a positive effect on subscriber growth. Included in subscriber revenues are prepaid revenues of $2.5 million for 1999 and $2.1 million for 1998. For 1997, there were no prepaid revenues.

     Roamer revenues are a result of our continuing effort to procure domestic and international roaming agreements with other carriers. We expect roamer revenues to continue to increase during 2000 due to increased wireless subscribers and our expanded coverage. Both Omnipoint and Aerial include roamer revenues as a component of service revenue. Upon completion of the mergers, we expect to disclose roamer revenues separately and expect roamer revenue of the combined organizations also to continue to increase throughout 2000 due to increased wireless subscribers and expanded coverage including the addition of the Omnipoint operating markets.

     Along with Omnipoint and Aerial we have a selection of rate plans available to customers. Upon completion of the mergers and the implementation of our operating practices, we expect to implement an overall marketing program, including rate plans, comparable to that in our existing operations. Service revenues are expected to continue to increase as the base of customers becomes larger. However, the market response of our "Get More" advertising campaign may not be as successful in Omnipoint and Aerial operating markets as it has been in VoiceStream operating markets. As a result, service revenues may not grow as rapidly as the customer base.

     Equipment revenues increased each year as a result of more handsets sold. The increase in handsets sold is due to the number of operational markets during each year and the relative maturity of our operations in these markets. Offsetting this increase is a decrease in the average handset selling price, which is the result of lower handset costs and the competitive environment. The decrease in the average handset selling price is offset by the decrease in the average cost of handsets sold. Therefore, the gross margin remains relatively constant and is expected to continue to be so during 2000. We anticipate continued growth in equipment sales as a result of increases in subscriber additions and the commencement of commercial operations in other markets.

OTHER REVENUES

     Other revenues consist primarily of revenue earned as part of the reciprocal technical services agreements we have entered into during 1999 with the Cook Inlet entities. These agreements allow each of VoiceStream and the Cook Inlet joint venture entities to utilize air time on the others spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties.

OPERATING EXPENSES

     Cost of service expenses represent expenses incurred only by operational markets. The increase in cost of service each year is primarily attributable to the increased costs of maintaining the expanding wireless network. Cost of service as a percentage of service revenues declined to 28.7% in 1999 from 40.0% in 1998 and 82.1% in 1997 due to efficiencies gained from the growing subscriber base. While cost of service expenses are expected to continue to grow in 2000 due to the growth in subscribers and operating markets, we expect the cost of service as a percentage of service revenue to decline as greater economies of scale are realized.

     Also included in cost of service are fees incurred as part of the reciprocal technical services agreements we have entered into during 1999 with the Cook Inlet entities. Expenses incurred during 1999 were $25.0 million.

     Cost of equipment sales increased each year primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets sold. The decrease in the average cost of handsets sold is offset by the decrease in the average handset selling price, therefore the gross margin remains relatively constant. We expect this trend to continue during 2000. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

     The increase in general and administrative expenses each year is primarily attributable to the increased costs associated with supporting a larger subscriber base. General and administrative costs per average subscriber were $19.23 for 1999 compared to $27.84 for 1998 and $56.74 for 1997. These decreases are largely the result of efficiencies gained from a larger subscriber base. While general and administrative expenses are expected to continue to grow in 2000 due to the growth in subscribers and operating markets, we expect the costs per average subscriber to decline as greater economies of scale are realized; however, we expect it will decline at a lower rate. The efficiencies we expect to gain due to the increased subscriber base may be partially offset during a large portion of 2000 due to the increased costs associated with integrating our back-end operations with those of Omnipoint and Aerial.

     Sales and marketing costs increased each year as a result of the increase in net subscriber additions and the effort to promote the VoiceStream brand name in a greater number of markets. Sales and marketing cost per net subscriber added, including the loss on equipment sales, was $516 for 1999 compared to $630 for 1998 and $943 for 1997. These decreases are largely the result of cost efficiencies from a larger subscriber base. We expect sales and marketing cost per net subscriber added to decline during 2000 due to the anticipated growth in subscriber additions.

     The increase in depreciation and amortization expense is attributable to the continued expansion of our wireless systems. FCC licenses are not amortized until the related market is operational. These expenses will increase as new markets become operational and with the addition of the Omnipoint and Aerial markets and systems.

     A non-cash charge for stock based compensation of $60.7 million was recognized during 1999 largely as a result of a restructuring of stock options in connection with the spin-off. The remaining $25.3 million of deferred compensation as of December 31, 1999, will be recognized as expense over the future periods the remaining unvested options vest. Associated with the closing of the Omnipoint merger, we expect to record approximately $68 million in deferred stock based compensation in 2000.

OTHER INCOME (EXPENSE); NET OPERATING LOSS CARRYFORWARDS

     Interest and financing expense, net of capitalized interest, increased to $103.5 million in 1999 from $34.1 million in 1998 due to the increase in long-term debt. Long-term debt was incurred primarily to fund VoiceStream's capital expenditures associated with the build-out of our systems. Interest expense will continue to increase in 2000 as a result of increased borrowings we have incurred, and will continue to incur, to fund this expansion. The decrease in interest and financing expense to $34.1 million in 1998 from $57.6 million in 1997 is primarily due to the equity contributions from Western Wireless in December 1997 and Hutchison Telecommunications PCS (USA) Ltd. in February 1998. The equity contribution from Western Wireless was a conversion of debt that had previously incurred interest. The Hutchison investment allowed us to repay the remaining debt to Western Wireless and to forego additional borrowings until July 1998. The weighted average interest rate, before the effect of capitalized interest, was 10.3% in 1999, 8.76% in 1998 and 8.23% in 1997.

     Also included in other income (expense) is loss in unconsolidated affiliates of $50.9 million in 1999, $24.1 million in 1998 and $9.3 million in 1997. The increase in losses for these periods is due to an increase in costs associated with the launch of operations in the Spokane market for its Cook Inlet VoiceStream PV/SS PCS, LP investment in the first quarter of 1999.

     We had $1.15 billion of NOL carryforwards at December 31, 1999, which will expire between 2011 and 2019. Management believes that available objective evidence creates significant uncertainty regarding the realization of the net deferred tax assets. Such factors include recurring operating losses resulting primarily from the development of our PCS business. Accordingly, a valuation allowance has been provided for the net deferred tax assets of VoiceStream. After the spin-off, the NOL carryforwards resulting from our cumulative tax losses have remained with VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison investment, we paid Western Wireless $20 million, an amount representative of the tax benefit of NOL's generated while we were a wholly-owned subsidiary of Western Wireless. Certain NOL's historically generated by Omnipoint and Aerial may be lost upon change in control as a result of the mergers.

ADJUSTED EBITDA

     Adjusted EBITDA represents operating loss before stock based compensation, depreciation and amortization. Management believes Adjusted EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles, referred to as GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures of other companies.

     Our Adjusted EBITDA loss increased to $121.3 million in 1999 from an Adjusted EBITDA loss of $120.9 million in 1998, due primarily to the rapid growth in our subscriber base as well as the increased costs associated with launch of the Seattle and Austin/San Antonio markets. Our Adjusted EBITDA loss decreased in 1998 from $130.0 million in 1997. The improvement was primarily due to the increased revenues and efficiencies gained as a result of increases in subscriber base. We expect Adjusted EBITDA to improve during 2000 for our operational markets; however, the commencement of operations in new markets will slow and could reverse this improvement.

NET LOSS

     From 1998 to 1999, the increase in net loss from $254.3 million to $454.7 million is primarily attributable to the increase in interest and finance expense as well as the increase in our portion of the loss in our unconsolidated affiliates. We expect a similar trend in net loss from 1999 to 2000 due to the increase in debt expected to expand the wireless network of the combined operations of VoiceStream, Omnipoint and Aerial. From 1997 to 1998, the decrease in net loss is attributable to the increase in revenues, operating efficiencies gained from the growing subscriber base and a decrease in other expense.

LIQUIDITY AND CAPITAL RESOURCES

  Financing and Merger Activities

     At December 31, 1999, we, through a wholly-owned subsidiary, had a credit facility with a consortium of lenders consisting of $500 million in revolving credit and $250 million in a revolving loan and a term loan for $250 million. As of December 31, 1999, $500 million was outstanding under the credit facility.

     On February 25, 2000, immediately following the completion of the Omnipoint merger, through two subsidiaries of ours we entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available term loans and revolving credit loans in an aggregate principal amount not to exceed $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Immediately following the completion of the Omnipoint merger, we used the proceeds of draws on the new credit facility to pay down certain long-term debt of Omnipoint. Additionally, portions of the cash equity investments received from Hutchison Telecommunications PCS (USA) and Sonera, described below, were used to pay off the remaining balance on the previous credit facility.

     The availability of the revolving credit portion of the new credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages: 10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight. The term loan portions of the new credit facility is comprised of a $900 million tranche and a $1 billion tranche. The $900 million tranche is required to be amortized at the same rate that the availability under the revolving credit portion of the new credit facility reduces with a final maturity on the eighth anniversary of the closing date. The $1 billion is required to be amortized in the following amounts during the period commencing three years after the closing date through the ninth anniversary: $10 million in each of years four through eight and the remaining balance in year nine.

     Borrowings under the $900 million tranche bear interest, at the borrower's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the new credit facility, of the borrowers.

     The $1 billion bears interest, at the borrower's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate.

     The new credit facility contains affirmative and negative covenants of the borrowers, including financial covenants, and will provide for various events of default. The new credit facility permits the incurrence of additional indebtedness of up to $1.5 billion, which indebtedness would be secured by the same collateral as the indebtedness under the new credit facility. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of the borrowers and certain of its subsidiaries.

     As noted above, the new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would be secured by the same collateral as other indebtedness under the new credit facility. In March 2000, we reached agreements in principle with an infrastructure equipment vendor and a bank whereby such vendor and bank would provide to us up to $1 billion in senior credit facilities and we would agree to acquire certain equipment, software and services from the vendor. The vendor facilities would have a maturity of 9.25 years and be available in multiple draws, including $500 million that could be drawn by April 28, 2000, $250 million that could be drawn by July 14, 2000, and $250 million that could be drawn by October 31, 2000. Net proceeds of the vendor facilities would be used for the same purposes as proceeds under the new credit facility, and would be governed by the same covenants and agreements as the new credit facility. Although we are working diligently with the vendor and bank to prepare formal contracts, there can be no assurance that formal contracts will be executed or that such funds will be available to us.

     Certain long-term debt agreements of Omnipoint, and now of VoiceStream, contain provisions which require us to offer repayment of outstanding amounts when a change of control occurs. The Omnipoint merger constituted a change of control. Under certain agreements, we are required to offer to repay to the lenders amounts outstanding. Additionally, the holders of the debt issued under certain of these agreements are entitled to a prepayment premium. It is expected that the lenders will not exercise the right to be repaid amounts outstanding; however, there can be no assurance that the lenders' options will not be exercised. In the unlikely event that the lenders do exercise the offer of repayment, we would utilize the funds available from the new credit facility.

     In May 1999, one of VoiceStream's infrastructure equipment vendors purchased $400 million of VoiceStream's newly issued 12% Senior Debentures. The amounts outstanding under the senior debentures were paid with the proceeds received from the private offering of senior notes and senior discount notes, discussed below.

     In November 1999, through a private offering circular, we offered a combination of 10 3/8% Senior Notes and 11 7/8% Senior Discount Notes for aggregate net proceeds of approximately $1.46 billion. $400 million of the proceeds from the senior notes were used to repay the senior debentures and an additional $485 million were used to repay outstanding borrowings under the revolver portion of the credit facility.

     Proceeds from the senior notes were $1.1 billion. The senior discount notes were issued at a discount, resulting in proceeds of $403.6 million, which will accrete over five years to the full principal value of $720 million. The senior notes and the senior discount notes mature on November 15, 2009, and are redeemable after five years at our option, in whole or in part, at varying redemption prices. Interest on the senior notes will accrue at the rate of 10 3/8% per annum and will be payable semiannually beginning May 15, 2000. Interest on the senior discount notes will accrue at a rate of 11 7/8% per annum and will be payable semiannually commencing on May 15, 2005.

     On February 25, 2000, we completed our merger with Omnipoint. Pursuant to the merger agreement, 0.825 shares of our common stock plus $8.00 in cash were exchanged for every outstanding share of Omnipoint common stock. There was a cash or share election option available to shareholders of Omnipoint subject to proration. In conjunction with the merger agreement signed on June 23, 1999, we invested a total of $150 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement, and the remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

     In connection with the Omnipoint merger agreement, Hutchison Telecommunications PCS (USA) made an investment of $957 million into the combined company for common and convertible preferred securities. $102.5 million of this investment was invested directly in Omnipoint preferred stock upon signing of the merger agreement on June 23, 1999. In addition, another $47.5 million was invested in Omnipoint preferred stock in October 1999. The remaining $807 million was invested in us upon the closing of the merger. Additionally, Sonera, Ltd, ("Sonera") a Finnish telecommunications company, who holds an investment in Aerial Operating Company ("AOC"), a subsidiary of Aerial, invested $500 million in VoiceStream at the closing of the Omnipoint merger, purchasing shares at $57 per VoiceStream share.

     On September 20, 1999, we announced board approval of a merger agreement with Aerial. On February 24, 2000 we obtained approval for the merger from our shareholders. Under the terms of the agreement, 0.455 shares of VoiceStream common stock will be exchanged for each share of Aerial Series A Common Shares outstanding. Aerial public shareholders have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. The close of the Aerial merger is contingent upon, among other things, FCC approval, and is expected to be completed early in the second quarter of 2000.

     In connection with the Aerial merger agreement, TDS has replaced $420 million of Aerial debt owed to TDS with equity of Aerial at $22 per share. Sonera has invested an additional $230 million in Aerial equity, also at $22 per Aerial share. Immediately prior to the merger, Sonera will convert its interest in AOC into Aerial common stock.

     Upon completion of the Omnipoint and Aerial mergers, we expect a significant increase in future interest expense and depreciation and amortization expense. Interest expense is expected to increase due to new funding obtained from the acquisition of Omnipoint and Aerial's existing debt and/or the refinancing of such, the addition of our $1.5 billion in senior notes and senior discount notes issued during November 1999, and any outstandings under the new credit facility. This increase in long-term debt is expected to result in an interest expense increase of approximately $250 million to $350 million during 2000. However, future interest rates may be more or less favorable which would result in a significant change in these estimates, and there can be no assurance that the refinancing of existing debt will occur and additional debt may be incurred to fund future operations. Depreciation and amortization expense is expected to increase due to the depreciation of fixed assets and the amortization of intangible assets acquired in the Omnipoint and Aerial mergers. Intangible assets acquired are expected to increase by approximately $11 billion which would result in an increase in amortization expense of approximately $550 million annually. However, the value of intangible assets acquired are subject to change in the total purchase price which will change due to fluctuations in our stock price between now and the closing of the Aerial merger. Each $10 change in the current market price of VoiceStream's common stock, results in a change in intangible assets of approximately $522 million, and a resulting change in annual amortization of intangible assets of approximately $26 million. These increases in expenses are expected to significantly impact the results of future operations. Merger related transaction costs are not expected to significantly impact future operations.

     In the ordinary course of business, we continue to evaluate acquisitions, joint ventures and other potential business transactions. Any such transactions would be financed with the borrowings under the new credit facility or through the issuance of additional debt or the sale of additional equity. There can be no assurance that such funds will be available to us on acceptable or favorable terms.

  Investments and Capital Expenditures

     For 2000, we anticipate spending approximately $600 million for capacity and expansion of operating markets and approximately $400 million for the development and expansion of new markets (amounts include anticipated spending by us and our Cook Inlet joint ventures). Additionally, we anticipate spending approximately $200 million related to new call centers and expansion of existing call centers, as well as other back office systems. We will use cash on hand, proceeds from the senior notes and amounts available for borrowing under the new credit facility for such purposes. Cook Inlet will use cash on hand and amounts available under its revolving credit agreement to fund its capital activity. In addition, further funds (which may be significant) will be required to finance the continued growth of operations, including the build-out of our markets, provide for working capital and service debt. The build-out of additional systems by VoiceStream will require substantial additional funds. The capital cost of completing the project in any particular market, and overall, could vary materially from current estimates. If adequate funds are not available from our existing capital resources, we may be required to curtail our service operations or to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements. In addition to the aforementioned capital expenditures we expect to make in 2000, we have non-cancelable lease agreements for various facilities, including cell-site locations, of approximately $36.3 million for 2000. The sources of funding for such expenditures will come from the same sources as discussed above.

     One of our wholly owned subsidiaries holds a 49.9% interest in Cook Inlet/VoiceStream PV/SS, PCS, LP. Cook Inlet/VoiceStream PV/SS, PCS, controlled by Cook Inlet Region Company, is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on C and F Block licenses. No principal payments on these licenses are due in 2000. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet/VoiceStream PV/SS, PCS, or other third party financing. To date, we have funded the operations of Cook Inlet/VoiceStream PV/SS, PCS, through the issuance of promissory notes. We do not have any further commitments to fund Cook Inlet/VoiceStream PV/ SS, PCS. At December 31, 1999, we had advanced funds totaling $179.0 million to Cook Inlet/VoiceStream PV/SS, PCS, under such promissory notes.

     In January 1999, we entered into a second joint venture with Cook Inlet, Cook Inlet/VoiceStream PCS LLC (49.9% of which is owned by VoiceStream), to participate in the FCC's reauction of C and F Block licenses in 1999. We contributed a total of $21.1 million and the Cook Inlet partners contributed $17.4 million for the deposit required by the FCC to participate in the reauction. This auction was completed in April 1999 and resulted in Cook Inlet/VoiceStream PCS as the high bidder for 28 licenses including both the Dallas and Chicago BTAs, for an aggregate amount of $192.3 million. These licenses were granted by the FCC in October 1999, and we contributed a total of $103.0 million to Cook Inlet/VoiceStream PCS, representing a capital contribution $61.8 million and an advance to the partnership of $41.2 million. The Cook Inlet partners contributed $50.8 million to Cook Inlet/VoiceStream PCS for the remainder due.

     In January 2000, Cook Inlet/VoiceStream PCS reached an agreement with an infrastructure equipment vendor providing Cook Inlet/VoiceStream PCS with up to $735 million, composed of $160 million revolving credit, term loans of up to $325 million, $100 million of 13% Senior Discount Notes, and up to $150 million 13% Subordinated Notes. The net proceeds of the senior secured facility and the subordinated facility will be used to finance capital expenditures, permitted investments, and for working capital. In order for the full amount of these loans to be available, Cook Inlet/VoiceStream PCS is required to make certain purchases from the vendor.

     In February 2000, VoiceStream announced that it had agreed to make an investment of approximately $275 million in newly issued Class A shares of Microcell Telecommunications, Inc., a Canadian GSM operator. The per share transaction price was equal to the closing market price of Microcell's publicly traded Class B Non-Voting shares on the Nasdaq National Market System on January 6, the date the agreement in principle was reached.

     The Class A shares constitute approximately 15% of the issued and outstanding equity securities of Microcell. Class A shares are non-voting but are convertible at any time into common shares, which are voting (subject to Canadian foreign ownership restrictions). If fully converted, these common shares would represent a 22.6% voting interest in Microcell. VoiceStream will apply the equity method of accounting to this investment. Additionally, VoiceStream designated two members to Microcell's Board of Directors.

  Cash Flow Information

     Net cash used in operating activities was $241.8 million in 1999. Adjustments to the $454.7 million net loss to reconcile to net cash used in operating activities included $140.8 million of depreciation and amortization, $50.9 million for equity in the net loss of unconsolidated subsidiaries, and $60.7 million for stock based compensation as a result of stock options granted to employees at the time of the Spin-off. Other adjustments included changes in operating assets and liabilities, including: (i) a net increase of $73.0 million in accounts receivable due to the increase in sales; (ii) an increase of $70.5 million in accrued liabilities due to the increase in accrued interest on long-term debt and commissions due to the increase in sales; and (iii) an increase of $42.9 million in inventory due to anticipated increased sales and the number of operating markets. Net cash used in operating activities was $112.9 million in 1998 and $198.1 million in 1997.

     Net cash used in investing activities was $947.7 million in 1999. Investing activities consisted primarily of: (i) purchases of property and equipment of $401.6 million, largely related to the build-out and expansion of the wireless network; (ii) investments in and advances to unconsolidated affiliates of $369.5 million, primarily attributable to the purchase of Omnipoint preferred stock and advances to Cook Inlet/VoiceStream PV/SS PCS for working capital and purchases of property and equipment; and (iii) acquisitions of wireless spectrum in the Washington D.C. market for $152.5 million in cash. Net cash used in investing activities was $253.6 million in 1998 and $370.2 million in 1997.

     Net cash provided by financing activities was $1.4 billion in 1999. Financing activities consisted primarily of: (i) net borrowings on long-term debt of $2.6 billion; (ii) repayments of long-term debt of $1.2 billion; (iii) net deferred financing costs of $40.6 million; and (iv) return of capital to Western Wireless for NOLs of $20 million. Net cash provided by financing activities was $374.3 million in 1998 and $563.3 million in 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance of our December 31, 2000, quarterly financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the issuance of our March 31, 2000 quarterly financial statements. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunication services. We are currently evaluating the full impact of this bulletin to determine the impact on its financial position and results of operations.

SEASONALITY

     The wireless communications industry in general, and we, in particular, have historically experienced significant subscriber growth during the fourth calendar quarter. Accordingly, during such quarter, we experienced greater losses on equipment sales and increases in sales and marketing expenses. We expect this trend to continue.

YEAR 2000 ISSUES

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer systems that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. We evaluated and modified significant portions of our information technology ("IT") and non-IT systems to ensure proper functioning in the Year 2000.

     Our IT and non-IT systems that have been addressed include: our wireless networks; systems which interconnect our wireless networks with landline systems; systems which allow verification and billing of roaming traffic; internal communication and data processing systems; billing software and related elements; and systems of third party suppliers, including those of financial institutions, payroll/benefits processors and credit bureaus. We utilized both internal and external resources in implementing our Year 2000 remediation program.

     As of December 31, 1999, we completed our Year 2000 remediation program. The program consisted of four key phases: (1) inventory of all systems, (2) research (3) implementation of and testing and (4) development of contingency plans which include, among other things, identifying a core system of cell sites that are being designed to operate for extended periods for mobile to mobile service independent of external power supplies and landline telephone services.

     Much of our technology, including technology associated with our critical systems, is purchased from third parties. We are dependent on those third parties to appropriately address the Year 2000 issue on the technology and services they supply. To date, we have incurred no significant disruptions in operations.

     We have incurred incremental capitalized costs that represent ongoing investment in new systems and system upgrades, the timing of which may have been accelerated to facilitate Year 2000 compliance. These costs have not had a material impact on our financial position or results of operations.

                PRESENTATION OF ADDITIONAL FINANCIAL INFORMATION

     Since December 31, 1999, we have completed the Omnipoint merger and our shareholders have approved completion of the Aerial merger. We are therefore providing for the year ended December 31, 1999:

     - Selected Omnipoint Consolidated Financial Data and

     - Selected Aerial Consolidated Financial Data.

We are also providing proforma financial combined condensed financial statements for:

     - VoiceStream and Omnipoint, and

     - VoiceStream, Omnipoint and Aerial.

     The proforma financial data is based on the historical consolidated balance sheets and related historical consolidated statements of operations of VoiceStream, Omnipoint and Aerial giving effect to the Omnipoint and Aerial merger using the purchase method of accounting, and taking into account:

     - the newly formed joint ventures with Cook Inlet;

     - the $957 million Hutchison Telecommunications PCS (USA) investments and the $500 million Sonera investment in VoiceStream made on closing of the Omnipoint merger; and

     - the East/West merger with Omnipoint.

SELECTED OMNIPOINT CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial and operating data for Omnipoint as of and for each of the five years ended December 31, 1999. Financial data as of and for each of the five years ended December 31, 1999, were derived from Omnipoint's audited consolidated financial statements and notes thereto. Certain reclassifications have been made to Omnipoint's historical presentation to conform to VoiceStream's presentation. These reclassifications do not have a material impact on the results of Omnipoint's operations or financial position for the periods presented. All the data should be read in conjunction with Omnipoint's consolidated financial statements and notes thereto, incorporated herein by reference.

                                                                                  YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------------
                                                                1999           1998          1997          1996          1995
                                                            ------------    ----------    ----------    ----------    -----------
                                                                                   (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Subscriber revenues.....................................  $    299,150    $  127,594    $   29,448    $      269
  Roamer revenues.........................................        31,960         9,999         1,318
  Equipment revenues......................................        59,825        26,616        11,611           262
  License fees and engineering services...................         2,691         4,784         9,573
                                                            ------------    ----------    ----------    ----------
    Total revenues........................................       393,626       168,993        51,950           531
                                                            ------------    ----------    ----------    ----------
Operating expenses:
  Cost of service.........................................       144,296       120,411        45,305         3,230
  Cost of equipment sales.................................       167,459       100,074        61,895
  Cost of engineering services............................         2,010         4,168         1,073
  Research and development................................         2,812        15,464        23,002        34,975    $    14,345
  General and administrative..............................       169,449       126,982        36,314        24,407
  Sales and marketing.....................................       179,223       126,905        66,983        22,733         12,619
  Depreciation and amortization...........................       198,806       129,043        52,644        15,587         11,038
  Stock based compensation................................         6,276         2,753         3,070
                                                            ------------    ----------    ----------    ----------    -----------
    Total operating expenses..............................       870,331       625,800       290,286       100,932         38,002
                                                            ------------    ----------    ----------    ----------    -----------
Operating loss............................................      (476,705)     (456,807)     (238,336)     (100,401)       (38,002)
Other income (expense):
  Interest and financing expense..........................      (261,771)     (187,187)      (89,061)      (37,226)          (517)
  Equity in loss of unconsolidated affiliates.............        (4,718)      (11,879)
  Interest income and other...............................         7,278         3,206        12,978        10,697            749
  Gain on sale of subsidiaries stock......................        41,013
                                                            ------------    ----------    ----------    ----------    -----------
    Loss before extraordinary item and income tax
      benefit.............................................      (694,903)     (652,667)     (314,419)     (126,930)       (37,770)
Income tax benefit........................................         8,250
                                                            ------------    ----------    ----------    ----------    -----------
  Loss before extraordinary item..........................      (686,653)     (652,667)     (314,419)     (126,930)       (37,770)
Extraordinary loss........................................                     (11,115)       (6,591)
                                                            ------------    ----------    ----------    ----------    -----------
    Net loss..............................................  $   (686,653)   $ (663,782)   $ (321,010)   $ (126,930)   $   (37,770)
                                                            ============    ==========    ==========    ==========    ===========
CONSOLIDATED BALANCE SHEET DATA:
Current assets............................................  $    469,923    $  321,669    $  197,279    $  344,657    $    64,134
Property and equipment, net...............................     1,067,366     1,013,225       579,050       186,851         18,957
Licensing cost and other intangible assets, net...........       698,571       711,823       995,187       751,965        391,020
Other assets..............................................        90,608        13,402         6,937       135,999            879
                                                            ------------    ----------    ----------    ----------    -----------
    Total assets..........................................  $  2,326,468    $2,060,119    $1,778,453    $1,419,472    $   474,990
                                                            ============    ==========    ==========    ==========    ===========
Current liabilities.......................................  $    421,131    $  362,969    $  289,444    $   98,342    $    65,544
Long-term debt............................................     2,864,159     2,283,170     1,670,915     1,187,356        395,867
Mandatorily Redeemable Preferred stock....................                                                                 44,127
Shareholders' equity (deficit)............................      (958,822)     (586,020)     (181,906)      133,774        (30,548)
                                                            ------------    ----------    ----------    ----------    -----------
    Total liabilities and shareholders' equity
      (deficit)...........................................  $  2,326,468    $2,060,119    $1,778,453    $1,419,472    $   474,990
                                                            ============    ==========    ==========    ==========    ===========
OTHER DATA:
Licensed population.......................................   100,000,000    95,000,000    96,500,000    40,200,000     26,800,000
Covered population(1).....................................    46,000,000    45,600,000    16,000,000
Subscribers...............................................       935,000       370,000       139,800
Adjusted EBITDA(2)........................................  $   (271,623)   $ (325.011)   $ (182,622)   $  (84,814)   $   (26,964)
CASH FLOWS PROVIDED BY (USED IN):
Operating activities......................................  $   (445,650)   $ (422,665)   $ (217,666)   $  (64,508)   $   (19,747)
Investing activities......................................  $   (257,168)   $ (563,411)   $ (441,503)   $ (290,490)   $   (43,991)
Financing activities......................................  $    855,084    $1,117,227    $  507,721    $  512,243    $   115,979

---------------
(1) Represents population that is covered by our consolidated, directly managed systems.

(2) Adjusted EBITDA represents operating loss before depreciation and amortization and non-cash stock based compensation. Management believes Adjusted EBITDA provides meaningful additional information on Omnipoint's operating results and on its ability to service its long-term debt and other fixed obligations and to fund Omnipoint's continuing growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternate to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, Omnipoint's presentation may not be comparable to other similarly titled measures of other companies.

SELECTED AERIAL CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial and operating data for Aerial as of and for each of the five years in the period ended December 31, 1999. Financial data as of and for each of the five years in the period ended December 31, 1999, were derived from Aerial's audited consolidated financial statements and notes thereto. Certain reclassifications have been made to Aerial's historical presentation to conform to VoiceStream's presentation. These reclassifications do not have a material impact on the results of Aerial's operations or financial position for the periods presented. All the data should be read in conjunction with Aerial's consolidated financial statements and notes thereto, incorporated herein by reference.

                                                                                   YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------------------------
                                                                 1999          1998          1997          1996          1995
                                                              -----------   -----------   -----------   -----------   -----------
                                                                                    (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
 Subscriber revenues........................................  $   192,150   $   121,160   $    32,316
 Roamer revenues............................................        6,690         3,231
 Equipment revenues.........................................       30,361        31,514        23,645
                                                              -----------   -----------   -----------
   Total revenues...........................................      229,201       155,905        55,961
                                                              -----------   -----------   -----------
Operating expenses:
 Cost of service............................................       67,247        57,396        23,210
 Cost of equipment sales....................................       61,298        87,715        71,454
 General and administrative.................................      136,677       139,458        95,058   $    28,843   $     4,795
 Sales and marketing........................................       81,980        67,920        38,077
 Depreciation and amortization..............................       92,007        83,401        40,554
 Development costs..........................................                                    5,773        15,107         2,767
                                                              -----------   -----------   -----------   -----------   -----------
   Total operating expenses.................................      439,209       435,890       274,126        43,950         7,562
                                                              -----------   -----------   -----------   -----------   -----------
Operating loss..............................................     (210,008)     (279,985)     (218,165)      (43,950)       (7,562)
Other income (expense):
 Interest and financing expense -- affiliate................      (61,197)      (62,137)      (21,558)       (1,960)       (1,051)
 Interest and financing expense -- other....................      (22,118)      (18,010)       (5,507)         (802)
 Equity in loss of unconsolidated affiliates................         (314)         (128)       (2,518)         (304)
 Minority share of loss.....................................       15,782        23,620
 Interest income and other -- affiliate.....................                                       95         4,488            49
 Interest income and other (expense) -- other...............       (4,891)        1,324         2,402         1,158
 Gain on sale of PCS licenses...............................                                                  2,582
                                                              -----------   -----------   -----------   -----------   -----------
   Loss before income taxes.................................     (282,746)     (335,316)     (245,251)      (38,788)       (8,564)
Income tax benefit (expense)................................      113,400        (2,579)       (1,806)          867         2,096
                                                              -----------   -----------   -----------   -----------   -----------
   Net loss.................................................  $  (169,346)  $  (337,895)  $  (247,057)  $   (37,921)  $    (6,468)
                                                              ===========   ===========   ===========   ===========   ===========
CONSOLIDATED BALANCE SHEET DATA:
Current assets..............................................  $    67,062   $    48,724   $    58,009   $   109,131   $    42,323
Property and equipment, net.................................      580,159       576,953       553,174       252,423        12,087
Licensing costs and other intangible assets, net............      321,688       333,816       347,973       304,354       305,818
Other assets................................................        3,467         1,854         1,492         6,919           216
                                                              -----------   -----------   -----------   -----------   -----------
   Total assets.............................................  $   972,376   $   961,347   $   960,648   $   672,827   $   360,444
                                                              ===========   ===========   ===========   ===========   ===========
Current liabilities.........................................  $   160,974   $    86,124   $   109,769   $   119,326   $     9,182
Long-term debt..............................................      288,632       827,953       644,673       103,743        60,238
Deferred tax liability, net.................................       17,772        16,357        13,779        11,973         9,742
Minority interest...........................................       94,364         5,835
Shareholders' (deficit) equity..............................      410,634        25,078       192,427       437,785       281,282
                                                              -----------   -----------   -----------   -----------   -----------
   Total liabilities and shareholders' equity...............  $   972,376   $   961,347   $   960,648   $   672,827   $   360,444
                                                              ===========   ===========   ===========   ===========   ===========
OTHER DATA:
Licensed population.........................................   27,500,000    27,700,000    27,600,000    27,600,000    27,300,000
Covered population(1).......................................   22,639,000    22,196,000    21,367,000
Subscribers.................................................      422,900       311,900       125,000
EBITDA(2)...................................................  $  (118,001)  $  (196,584)  $  (177,611)  $   (42,016)  $    (7,515)
CASH FLOWS PROVIDED BY (USED IN):
Operating activities........................................  $   (95,840)  $  (228,801)  $  (206,863)  $   (17,781)  $       126
Investing activities........................................  $   (94,566)  $   368,134   $   568,333   $   230,029   $   297,397
Financing activities........................................  $   205,350   $  (139,402)  $  (391,642)  $  (177,225)  $  (297,812)

---------------
(1) Represents population that is covered by our consolidated systems.

(2) EBITDA represents operating loss before depreciation and amortization. While Aerial was a development stage enterprise, amounts related to depreciation during 1996 and 1995 were included in general and administrative expense. Management believes EBITDA provides meaningful additional information on Aerial's operating results and on its ability to service its long-term debt and other fixed obligations and to fund Aerial's continuing growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternate to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies. Aerial's presentation may not be comparable to other similarly titled measures of other companies.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

     The following unaudited pro forma condensed combined financial statements combine the historical consolidated balance sheets and statements of operations of VoiceStream, Omnipoint and Aerial. These financial statements give effect to each of the Omnipoint and the Aerial mergers using the purchase method of accounting for a business combination for both.

     We derived this information from the audited consolidated financial statements of VoiceStream, Omnipoint and Aerial for the year ended December 31, 1999. This information is only a summary and you should read it in conjunction with the historical financial statements and related notes contained in the annual reports of VoiceStream, Omnipoint and Aerial and other information included in this filing or incorporated by reference.

     The unaudited pro forma condensed combined statements of operations for the year ended December 31, 1999 assume each merger was effected on January 1, 1999. The unaudited pro forma condensed combined balance sheet as of December 31, 1999 gives effect to each merger as if it had occurred on December 31, 1999. The accounting policies of VoiceStream, Omnipoint and Aerial are substantially comparable. Certain reclassifications have been made to Omnipoint's and Aerial's historical presentation to conform to VoiceStream's presentation. These reclassifications do not materially impact Omnipoint's or Aerial's operations or financial position for the periods presented.

     We are providing the unaudited pro forma condensed combined financial information for illustrative purposes only. The companies may have performed differently had they always been combined. You should not rely on the pro forma combined financial information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience after the mergers.

                        VOICESTREAM WIRELESS CORPORATION

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                      (OMNIPOINT MERGER ONLY AND OMNIPOINT
                              AND AERIAL MERGERS)
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                            OMNIPOINT
                                                             COOK INLET       MERGER                     VOICESTREAM
                                 VOICESTREAM    OMNIPOINT    ADJUSTMENT    ADJUSTMENTS                  AND OMNIPOINT     AERIAL
                                 -----------   -----------   ----------   --------------                -------------   ----------
                                   NOTE 1A       NOTE 1B       NOTE 2                                                    NOTE 1C
ASSETS
Current assets:
Cash and cash equivalents......  $  (39,567)   $   346,998                 $  (463,320)    Note 3        $ 1,130,611    $  (17,899)
                                                                               (20,500)    Note 3d
                                                                               807,000     Note 4
                                                                               500,000     Note 9
Accounts receivable, net.......      97,739         66,590   $  (4,919)                                      159,410        33,572
Inventory......................      63,072         39,144                                                   102,216         8,336
Prepaid expenses and other
 current assets................      14,332         17,191      (1,152)                                       30,371         5,267
                                 -----------   -----------   ---------     -----------                   -----------    ----------
   Total current assets........     135,576        469,923      (6,071)        823,180                     1,422,608        29,276
                                 -----------   -----------   ---------     -----------                   -----------    ----------
Property and equipment, net....     931,792      1,067,366    (169,423)                                    1,829,735       580,159
Licensing costs and other
 intangible assets, net........     450,261        698,571    (252,535)      4,194,940     Note 3          5,091,237       321,688
Investment in and advances to
 unconsolidated affiliates.....     684,721          6,608     106,527          28,431     Note 3e           676,287         3,263
                                                                              (150,000)    Note 5
Other assets...................      19,563         84,000      (1,103)                                      102,460           204
                                 -----------   -----------   ---------     -----------                   -----------    ----------
                                 $2,221,913    $ 2,326,468   $(322,605)    $ 4,896,551                   $ 9,122,327    $  934,590
                                 ===========   ===========   =========     ===========                   ===========    ==========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
Accounts payable...............  $   84,276    $    66,972   $  (4,708)                                  $   146,540    $   35,230
Accrued liabilities............     118,809        189,603     (18,833)                                      289,579        21,979
Current portion of long-term
 debt..........................                    164,556      (6,089)    $ 1,779,015     Note 6          1,937,482       103,765
                                 -----------   -----------   ---------     -----------                   -----------    ----------
   Total current liabilities...     203,085        421,131     (29,630)      1,779,015                     2,373,601       160,974
                                 -----------   -----------   ---------     -----------                   -----------    ----------
Long-term debt (Note 6)........   2,011,451      2,864,159    (320,975)     (1,779,015)    Note 6          2,775,620       250,846
                                 -----------   -----------   ---------     -----------                   -----------    ----------
Deferred tax liability, net....                                                                                             17,772
                                                                                                                        ----------
Minority interest..............                                                                                             94,364
                                                                                                                        ----------
Contingencies (See Notes)
VoiceStream Junior Preferred...                                                760,600     Note 4            760,600
                                                                           -----------                   -----------
Shareholders' equity (deficit):
Common stock and Series A
 Common Shares and paid-in
 capital.......................   1,095,539        315,920      28,000       1,385,620     Note 3          4,073,803     1,210,805
                                                                               798,000     Note 3c
                                                                               150,000     Note 5
                                                                                46,400     Note 4
                                                                              (313,606)    Note 7
                                                                               500,000     Note 9
                                                                                67,930     Note 10
Omnipoint 7% Convertible
 Preferred.....................                    297,109                                                   297,109
Series A Preferred.............                    300,000                    (300,000)    Note 8
Deferred compensation..........     (25,264)       (11,664)                     11,664     Note 7            (93,194)
                                                                               (67,930)    Note 10
Notes receivable from
 shareholders..................                     (2,314)                                                   (2,314)
Accumulated deficit............  (1,062,898)    (1,857,873)                  1,857,873     Note 7         (1,062,898)     (800,171)
                                 -----------   -----------   ---------     -----------                   -----------    ----------
   Total shareholders' equity
     (deficit).................       7,377       (958,822)     28,000       4,135,951                     3,212,506       410,634
                                 -----------   -----------   ---------     -----------                   -----------    ----------
                                 $2,221,913    $ 2,326,468   $(322,605)    $ 4,896,551                   $ 9,122,327    $  934,590
                                 ===========   ===========   =========     ===========                   ===========    ==========

                                     AERIAL                  VOICESTREAM,
                                     MERGER                  OMNIPOINT AND
                                  ADJUSTMENTS                   AERIAL
                                 --------------              -------------

ASSETS
Current assets:
Cash and cash equivalents......   $  (103,765)    Note 13     $   992,947
                                      (16,000)    Note 11f
Accounts receivable, net.......                                   192,982
Inventory......................                                   110,552
Prepaid expenses and other
 current assets................                                    35,638
                                  -----------                 -----------
   Total current assets........      (119,765)                  1,332,119
                                  -----------                 -----------
Property and equipment, net....                                 2,409,894
Licensing costs and other
 intangible assets, net........     6,872,652     Note 11      12,285,577
Investment in and advances to
 unconsolidated affiliates.....                                   679,550
Other assets...................                                   102,664
                                  -----------                 -----------
                                  $ 6,752,887                 $16,809,804
                                  ===========                 ===========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
Accounts payable...............                               $   181,770
Accrued liabilities............                                   311,558
Current portion of long-term
 debt..........................   $  (103,765)    Note 13       1,937,482
                                  -----------                 -----------
   Total current liabilities...      (103,765)                  2,430,810
                                  -----------                 -----------
Long-term debt (Note 6)........                                 3,026,466
                                                              -----------
Deferred tax liability, net....                                    17,772
                                                              -----------
Minority interest..............       (94,364)    Note 16
                                  -----------
Contingencies (See Notes)
VoiceStream Junior Preferred...      (348,000)    Note 4          412,600
                                  -----------
Shareholders' equity (deficit):
Common stock and Series A
 Common Shares and paid-in
 capital.......................     7,326,650     Note 11      11,783,453
                                       35,000     Note 11e
                                   (1,210,805)    Note 12
                                      348,000     Note 4
Omnipoint 7% Convertible
 Preferred.....................                                   297,109
Series A Preferred.............
Deferred compensation..........                                   (93,194)
Notes receivable from
 shareholders..................                                    (2,314)
Accumulated deficit............       800,171     Note 12      (1,062,898)
                                  -----------                 -----------
   Total shareholders' equity
     (deficit).................     7,299,016                  10,922,156
                                  -----------                 -----------
                                  $ 6,752,887                 $16,809,804
                                  ===========                 ===========

   See Notes to Unaudited Pro Forma Condensed Combined Financial Statements.

                        VOICESTREAM WIRELESS CORPORATION

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
            (OMNIPOINT MERGER ONLY AND OMNIPOINT AND AERIAL MERGERS)
                          YEAR ENDED DECEMBER 31, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          COOK       OMNIPOINT                 VOICESTREAM
                                                                         INLET        MERGER                       AND
                                             VOICESTREAM   OMNIPOINT   ADJUSTMENT   ADJUSTMENTS                 OMNIPOINT
                                             -----------   ---------   ----------   -----------                -----------
                                              NOTE 1A       NOTE 1B     NOTE 2
Revenues:
Subscriber revenues........................  $  366,802    $ 299,150   $ (40,195)                              $  625,757
Roamer revenues............................       9,295       31,960      (3,122)                                  38,133
Equipment revenues.........................      78,025       59,825      (7,821)                                 130,029
License fees and engineering services......                    2,691                                                2,691
Other revenues.............................      21,407                                                            21,407
                                             ----------    ---------   ---------                               -----------
   Total revenues..........................     475,529      393,626     (51,138)                                 818,017
                                             ----------    ---------   ---------                               -----------
Operating expenses:
Cost of service............................     114,007      144,296     (27,508)                                 230,795
Cost of equipment sales....................     136,584      167,459     (25,967)                                 278,076
Cost of engineering services...............                    2,010                                                2,010
Research and development...................                    2,812                                                2,812
General and administrative.................     134,812      169,449      (8,047)                                 296,214
Sales and marketing........................     211,399      179,223     (25,081)                                 365,541
Depreciation and amortization..............     140,812      198,806     (26,684)    $ 198,764    Note 14         511,698
Stock based compensation...................      60,690        6,276                    67,930    Note 10         134,896
                                             ----------    ---------   ---------     ---------                 -----------
   Total operating expenses................     798,304      870,331    (113,287)      266,694                  1,822,042
                                             ----------    ---------   ---------     ---------                 -----------
Operating loss.............................    (322,775)    (476,705)     62,149      (266,694)                (1,004,025)
                                             ----------    ---------   ---------     ---------                 -----------
Other income (expense):
Interest and financing expense, net........    (112,185)    (261,771)     33,237         8,724    Note 1a        (331,995)
Equity in net loss of unconsolidated
 affiliates................................     (50,945)      (4,718)    (57,715)       (1,244)   Notes 2,15     (114,622)
Interest income and other (expense), net...      22,442        7,278       1,000                                   30,720
Gain on sale of subsidiaries stock.........                   41,013                                               41,013
Minority share of loss.....................                                            (20,918)   Note 17         (20,918)
                                             ----------    ---------   ---------     ---------                 -----------
   Total other income (expense)............    (140,688)    (218,198)    (23,478)      (13,438)                  (395,802)
                                             ----------    ---------   ---------     ---------                 -----------
   Loss before income taxes................    (463,463)    (694,903)     38,671      (280,132)                (1,399,827)
Income tax benefit.........................                    8,250                                                8,250
                                             ----------    ---------   ---------     ---------                 -----------
   Net (loss) income.......................  $ (463,463)   $(686,653)  $  38,671     $(280,132)                $(1,391,577)
                                             ==========    =========   =========     =========                 ===========
Pro forma loss per common share calculation
 (Note 18):
Net loss...................................                                                                    $(1,391,577)
Preferred dividends attributable to
 VoiceStream Junior Preferred..............                                                                       (19,015)
                                                                                                               -----------
Net loss attributable to common
 shareholders..............................                                                                    $(1,410,592)
                                                                                                               ===========
Weighted average common shares used in
 computing basic and diluted loss per
 common share..............................                                                                       155,130
                                                                                                               ===========
Basic and diluted loss per common share....                                                                    $    (9.09)
                                                                                                               ===========

                                                             AERIAL                VOICESTREAM
                                                             MERGER                 OMNIPOINT
                                               AERIAL      ADJUSTMENTS             AND AERIAL
                                             -----------   -----------             -----------
                                               NOTE 1C
Revenues:
Subscriber revenues........................  $   192,150                           $   817,907
Roamer revenues............................        6,690                                44,823
Equipment revenues.........................       30,361                               160,390
License fees and engineering services......                                              2,691
Other revenues.............................                                             21,407
                                             -----------                           -----------
   Total revenues..........................      229,201                             1,047,218
                                             -----------                           -----------
Operating expenses:
Cost of service............................       67,247                               298,042
Cost of equipment sales....................       61,298                               339,374
Cost of engineering services...............                                              2,010
Research and development...................                                              2,812
General and administrative.................      136,677                               432,891
Sales and marketing........................       81,980                               447,521
Depreciation and amortization..............       92,007    $ 337,632    Note 14       941,337
Stock based compensation...................                                            134,896
                                             -----------    ---------              -----------
   Total operating expenses................      439,209      337,632                2,598,883
                                             -----------    ---------              -----------
Operating loss.............................     (210,008)    (337,632)              (1,551,665)
                                             -----------    ---------              -----------
Other income (expense):
Interest and financing expense, net........      (22,118)                             (354,113)
Equity in net loss of unconsolidated
 affiliates................................         (314)                             (114,936)
Interest income and other (expense), net...       (4,891)                               25,829
Gain on sale of subsidiaries stock.........                                             41,013
Minority share of loss.....................       15,782      (15,782)   Note 16       (20,918)
                                             -----------    ---------              -----------
   Total other income (expense)............      (11,541)     (15,782)                (423,125)
                                             -----------    ---------              -----------
   Loss before income taxes................     (221,549)    (353,414)              (1,974,790)
Income tax benefit.........................      113,400                               121,650
                                             -----------    ---------              -----------
   Net (loss) income.......................  $  (108,149)   $(353,414)             $(1,853,140)
                                             ===========    =========              ===========
Pro forma loss per common share calculation
 (Note 18):
Net loss...................................                                        $(1,853,140)
Preferred dividends attributable to
 VoiceStream Junior Preferred..............                                            (10,315)
                                                                                   -----------
Net loss attributable to common
 shareholders..............................                                        $(1,863,455)
                                                                                   ===========
Weighted average common shares used in
 computing basic and diluted loss per
 common share..............................                                            219,300
                                                                                   ===========
Basic and diluted loss per common share....                                        $     (8.50)
                                                                                   ===========

   See Notes to Unaudited Pro Forma Condensed Combined Financial Statements.

                        VOICESTREAM WIRELESS CORPORATION

           NOTES TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

DESCRIPTION OF PRO FORMA REORGANIZATION TRANSACTIONS:

1a. Represents the historical financial position of VoiceStream adjusted for the $275 million investment in Microcell Telecommunications Inc. acquired by VoiceStream on February 28, 2000 (in thousands):

                                        HISTORICAL
                                        VOICESTREAM        MICROCELL      VOICESTREAM
                                     DECEMBER 31, 1999    TRANSACTION      SUBTOTAL
                                     -----------------    ------------    -----------
Cash and cash equivalents..........      $235,433          $(275,000)      $(39,567)
Investments in and advances to
  unconsolidated affiliates........      $409,721          $ 275,000       $684,721

          Additionally, the statement of operations has been adjusted for interest and financing expenses that would have been incurred due to the increase in borrowings related to the total $150 million investment in Omnipoint made by VoiceStream during 1999. These adjustments assume that VoiceStream purchased Omnipoint Series A Preferred Stock as of January 1, 1999 and incurred interest expense due to an increase in borrowings to fund such purchase. (See Note 8) The interest expense is calculated on the total borrowing of $150 million for the twelve months ended December 31, 1999 at a market interest rate of 10.3%. The adjustment to reflect the VoiceStream purchase of Omnipoint Series A Preferred Stock has been eliminated in the Omnipoint reorganization columns to reflect the impact of this transaction on a combined VoiceStream basis.

1b. Certain reclassifications have been made to the historical financial information for Omnipoint to conform to VoiceStream's financial statement presentation. These reclassifications do not materially impact Omnipoint's results of operations or financial position.

1c. Represents the historical financial position of Aerial adjusted to reflect the pay down of the remainder of the Aerial debt to Telephone and Data Systems, Inc. (TDS) (in thousands):

                                        HISTORICAL
                                          AERIAL            INTERIM         AERIAL
                                     DECEMBER 31, 1999    TRANSACTIONS     SUBTOTAL
                                     -----------------    ------------    ----------
Cash and cash equivalents..........     $   19,887          $(37,786)     $  (17,899)
Long-term debt.....................     $  288,632          $(37,786)     $  250,846

          Interest expense for the year ended December 31, 1999 has been reduced to reflect $420 million of Aerial subsidiary debt owed to TDS that was replaced with equity of Aerial, as well as the TDS debt replacement and the repayment of the remaining debt to TDS with the proceeds of the Sonera investment in Aerial and an Aerial subsidiary.

          Certain reclassifications have been made to the historical financial information for Aerial to conform to VoiceStream's financial statement presentation. These reclassifications do not materially impact Aerial's results of operations or financial position.

2. These columns represent the deconsolidation and contribution of certain operations, assets and liabilities related to two new joint venture entities described below, which were previously consolidated in Omnipoint's historical balance sheet and statement of operations. These adjustments reflect a change to the equity method of accounting for VoiceStream' interests in these entities because VoiceStream will have only a 49.9% ownership in the two new joint venture entities.

          Under the Designated Entity rules set forth by the FCC, VoiceStream can not own or operate Omnipoint's C and F Block licenses. As a result, immediately prior to the Omnipoint merger, the C and F Block licenses and operations, assets and liabilities associated with these licenses and operations were transferred to two new joint venture entities controlled by Cook Inlet. VoiceStream will account for this

                        VOICESTREAM WIRELESS CORPORATION

                                  (UNAUDITED)

     transfer of non-monetary assets as an investment at VoiceStream's historical cost, which equates to the fair value of these assets and liabilities as the result of the purchase accounting performed for the merger. The excess purchase price attributed to these assets will be allocated between license costs and goodwill and amortized into the loss on unconsolidated affiliates over 40 or 20 years, respectively. Each of these joint venture entities, Cook Inlet/VoiceStream GSM II PCS, LLC and Cook Inlet/VoiceStream GSM III PCS, LLC, qualify as a Designated Entity. VoiceStream has entered into an agreement to provide technical services to each of these joint venture entities.

          Cook Inlet has contributed a total of $75 million in cash to these joint venture entities for its 50.1% ownership and exchange rights. VoiceStream contributed a combination of non-cash assets and liabilities for its 49.9% ownership. Cook Inlet holds the majority of voting power in each of these joint venture entities. As part of this transaction, Cook Inlet has certain rights, but not the obligation, to exchange its joint venture interests into a total of 3,750,000 shares of VoiceStream common stock for a 30 day period beginning after the FCC regulatory holding period has expired (currently five years after the issuance date of the licenses held by Cook Inlet/VoiceStream GSM II and III). For Cook Inlet/VoiceStream GSM II, this date is in the second quarter of 2002, and for Cook Inlet/VoiceStream GSM III in the fourth quarter of 2004. These rights are conditioned upon the FCC's Designated Entity rules and VoiceStream's legal ability to own the C and F Block licenses at the time of the exchange under such rules.

          As mentioned above, each of the joint venture agreements included rights whereby Cook Inlet has the ability to exchange its investment in the joint ventures for a fixed number of VoiceStream shares. The fair value of the exchange rights of $28.0 million has been recorded as an increase to investment in and advances to unconsolidated affiliates and additional paid in capital as of December 31, 1999. The fair value will be amortized over the life of these exchange rights and such amortization has been reflected in the pro forma condensed combined financial statements for the year ended December 31, 1999.

3. The Omnipoint merger is expected to result in an allocation of the purchase price to the tangible and intangible assets and liabilities of Omnipoint. The transaction is not expected to result in an incremental deferred tax liability. Such allocation reflects the estimated fair value of the assets and liabilities acquired by VoiceStream based upon information available at the date of the preparation of the accompanying pro forma condensed combined financial statements. Such allocation will be adjusted upon the final determination of such fair values. Management is not aware of any circumstances that would cause the final purchase price allocation to be significantly different from that which is reflected in the accompanying pro forma condensed combined balance sheet. However, actual valuations and allocations may differ from those reflected herein.

                        VOICESTREAM WIRELESS CORPORATION

                                  (UNAUDITED)

    The aggregate purchase price was calculated as follows (in thousands, except per share data):

Total Omnipoint shares outstanding -- Note 3a...............      57,915
VoiceStream exchange ratio per share........................       0.825
                                                              ----------
Equivalent VoiceStream common shares........................      47,780
The Omnipoint conversion price -- Note 3b...................  $    29.00
                                                              ----------
  Subtotal..................................................  $1,385,620
Cash consideration of $8 per share..........................     463,320
Fair value of liabilities of Omnipoint at December 31,
  1999......................................................   3,231,794
Option/warrant conversion costs -- Note 3c..................     798,000
Reorganization related costs -- Note 3d.....................      20,500
                                                              ----------
  Total Consideration.......................................   5,899,234
Fair value of assets of Omnipoint acquired (excluding FCC
  licenses) -- Note 3e......................................   1,258,258
Fair value of FCC licenses acquired (net book value
  of licenses equal to $446,036)............................     885,361
                                                              ----------
Preliminary goodwill........................................  $3,755,615
                                                              ==========

3a. Outstanding shares of Omnipoint common stock used for purposes of this pro forma are as of February 25, 2000, the reorganization date, and include shares issued by Omnipoint as the result of the East/West merger.

3b. The conversion price is based on the average closing price of VoiceStream common stock a few days before and after the June 23, 1999 measurement date.

3c. Represents the fair value, based on a Black-Scholes valuation, associated with the conversion of outstanding Omnipoint options and warrants to equivalent options and warrants of VoiceStream at the time of the Omnipoint merger based on the number of options and warrants outstanding and the closing market price of VoiceStream as of February 25, 2000, the Omnipoint merger date, but excluding options whose terms were subsequently modified by VoiceStream. At the closing of the Omnipoint merger, each outstanding and unexercised option or warrant to purchase shares of Omnipoint's common stock was converted into an option or warrant to purchase shares VoiceStream common stock. The number of options and the exercise prices will vary from the original grant based on conversion provisions in the Omnipoint reorganization agreement resulting in the intrinsic value of each option and warrant remaining unchanged and, accordingly, the estimated fair value of these options and warrants has been recorded as additional purchase price.

3d. Anticipated reorganization costs to VoiceStream as a result of the Omnipoint merger are estimated as follows (in thousands):

Investment banking fees....................................  $14,000
Legal, accounting and printing fees........................    4,000
Employee separation costs..................................    2,500
                                                             -------
                                                             $20,500
                                                             =======

3e. Includes an adjustment to reflect the step-up of the investment in the two new Cook Inlet joint venture entities, Cook Inlet/VoiceStream GSM II and Cook Inlet/VoiceStream GSM III, over the historical net book value of the net assets contributed.

4. This adjustment represents the additional investment in VoiceStream by Hutchison Telecommunications PCS (USA) pursuant to the subscription agreement dated as of June 23, 1999. Concurrent with the

                        VOICESTREAM WIRELESS CORPORATION

                                  (UNAUDITED)

    Omnipoint reorganization agreement, Hutchison PCS (USA) agreed to purchase shares of VoiceStream common stock at $29.00 per share and VoiceStream 2.5% Convertible Junior Preferred Stock for $100,000 per share for an aggregate price of $807 million. Hutchison Telecommunications PCS (USA) purchased 7,606 shares of VoiceStream Junior Preferred for $760.6 million and 1.6 million shares of VoiceStream common stock for $46.4 million at the close of the Omnipoint merger.

         For purposes of this pro forma presentation, we have assumed that Hutchison PCS (USA) will convert $348 million, representing 3,480 shares of VoiceStream Junior Preferred, to 12 million shares of VoiceStream common stock upon completion of the Aerial merger to maintain at least an 18.6% interest in VoiceStream common stock.

         The VoiceStream 2.5% Convertible Junior Preferred Stock provides for a 2.5% cumulative dividend payable at maturity (40 years from the close of the Omnipoint merger). Such dividend is cancelled upon any conversion of the 2.5% Convertible Junior Preferred. Since the redemption of the VoiceStream 2.5% Convertible Junior Preferred Stock is outside the control of VoiceStream, it has been classified as mezzanine financing and has been excluded from shareholders' equity.

5. Represents the elimination in consolidation of VoiceStream's $150 million investment in Omnipoint prior to the Omnipoint merger.

6. Immediately following the close of the Omnipoint merger, VoiceStream elected to repay certain of Omnipoint's long-term debt. For purposes of this pro forma presentation we have reclassified these amounts as of December 31, 1999, to current.

          Certain of the remaining long-term debt agreements of Omnipoint contain provisions which require Omnipoint to offer repayment of outstanding amounts when a change of control occurs. Under certain agreements, Omnipoint is required to offer to repay to the lenders amounts outstanding. Additionally, the holders of the debt issued under certain of these agreements are entitled to a prepayment premium. The pro forma condensed combined balance sheet assumes that the lenders will not exercise the offer for Omnipoint to repay amounts outstanding, and therefore, remaining outstanding debt amounts have not been reclassified as current. The aggregate amount of principal maturities (including prepayment premiums, if any) of Omnipoint's long-term debt at December 31, 1999 that will be assumed by VoiceStream if the holders were to require or accept the offer of repayment are as follows (in thousands):

Years ending December 31,
2000........................................................  $721,192
2001........................................................    32,113
2002........................................................         0
2003........................................................         0
2004........................................................         0
Thereafter..................................................   205,000
                                                              --------
                                                              $958,305
                                                              ========

  7. Represents the elimination in consolidation of Omnipoint's historical common stock and paid-in capital of $315.9 million, the recording of the $2.3 million shareholder note receivable of Omnipoint to be carried forward to VoiceStream, the elimination of Omnipoint's historical deferred compensation of $11.7 million, and the elimination of Omnipoint's historical accumulated deficit of $1.9 billion.

  8. Represents the elimination in consolidation of VoiceStream's $150 million Omnipoint Series A Preferred Stock investment in Omnipoint and the conversion of Hutchison's $150 million Omnipoint Series A Stock investment to VoiceStream common stock.

                        VOICESTREAM WIRELESS CORPORATION

                                  (UNAUDITED)

  9. Represents the Sonera investment made at the close of the Omnipoint merger of $500 million in VoiceStream common stock at $57.00 per share.

 10. Represents additional deferred compensation to be recorded as a result of modifications made to stock option agreements for certain former officers of Omnipoint. The modifications resulted in a revised vesting term of approximately one year. Compensation expense has also been adjusted to reflect the full vesting for the twelve months ended December 31, 1999.

 11. The Aerial merger is expected to result in an allocation of the purchase price to the tangible and intangible assets and liabilities of Aerial. The transaction is not expected to result in an incremental deferred tax liability. Such allocation reflects the estimated fair value of the assets and liabilities acquired by VoiceStream based upon information available at the date of the preparation of the accompanying pro forma condensed combined financial statements. Such allocation will be adjusted upon the final determination of such fair values. Management is not aware of any circumstances that would cause the final purchase price allocation, other than the movement of VoiceStream's stock price prior to the closing of the merger and the resulting impacts, to be significantly different from that which is reflected in the accompanying pro forma condensed combined balance sheet. Each $10 change in the current market price of VoiceStream's common stock results in a change in intangible assets of approximately $522 million, and a resulting change in the annual amortization of intangible assets of approximately $26 million.

     The aggregate purchase price was calculated as follows (in thousands, except per share data):

Total Aerial common stock outstanding -- Note 11a...........      95,643
Additional Sonera investment conversion -- Note 11b.........       7,045
Conversion of Sonera shares of Aerial Operating Company to
  Aerial common stock -- Note 11c...........................      11,971
                                                              ----------
  Total estimated Aerial shares outstanding.................     114,659
VoiceStream exchange ratio per share........................       0.455
                                                              ----------
Equivalent VoiceStream common stock.........................      52,170
The Aerial conversion price -- Note 11d.....................  $  140.438
                                                              ----------
  Subtotal..................................................  $7,326,650
Fair value of liabilities of Aerial at December 31, 1999....     429,592
Option conversion costs -- Note 11e.........................      35,000
Reorganization related costs -- Note 11f....................      16,000
                                                              ----------
  Total Consideration.......................................   7,807,242
Fair value of assets of Aerial acquired (excluding FCC
  licenses).................................................     612,902
Fair value of FCC licenses acquired (net book value of
  licenses equal to $321,688)...............................     561,700
                                                              ----------
Preliminary goodwill........................................  $6,632,640
                                                              ==========

11a. Outstanding shares of Aerial common stock used for purposes of this pro forma are as of February 25, 2000, the latest practicable date.

11b. Represents the conversion of the remaining portion of the $230 million
     Sonera ($155.0 million) investment that will be converted into shares of Aerial common stock at $22.00 per share.

11c. Sonera's original investment, as adjusted, in Aerial Operating Company of
     1.8 million shares is converted prior to closing to Aerial shares using a defined conversion ratio of 6.72919.

                        VOICESTREAM WIRELESS CORPORATION

                                  (UNAUDITED)

11d. The conversion price is based on the closing price of VoiceStream common stock on February 25, 2000, the latest practicable date.

11e. Represents the fair value, based on a Black-Scholes valuation, associated with the conversion of outstanding Aerial options to equivalent options of VoiceStream at the time of the Aerial merger based on the number of options outstanding and the closing market price of VoiceStream as of February 25, 2000, the latest practicable date. Upon stockholder approval of the Aerial merger, each outstanding and unexercised Aerial option will vest. Since all Aerial options vest upon the stockholder approval of the Aerial merger, the estimated fair value of these options has been recorded as additional purchase price.

11f. Anticipated reorganization costs to VoiceStream as a result of the Aerial merger are estimated as follows (in thousands):

Investment banking fees....................................  $ 6,000
Legal, accounting and printing fees........................    1,900
Employee separation costs..................................    8,100
                                                             -------
                                                             $16,000
                                                             =======

12. Represents the elimination in consolidation of Aerial's Common Shares and paid-in capital of $1.2 billion and Aerial's accumulated deficit of $800.2 million.

13. The current portion of long-term debt as well as cash and cash equivalents have been reduced to reflect the payoff of the Nokia credit agreement of $103.8 million.

14. This adjustment represents the amortization of the additional purchase price allocated to the FCC licenses and goodwill. FCC licenses are amortized over a 40 year period and the goodwill is amortized over a 20 year period.

15. This adjustment represents the amortization of the difference between the underlying net book value of the investment in the new Cook Inlet joint venture entities and the fair value assigned to these investments. This difference has been allocated between FCC licenses and goodwill and is being amortized over 40 years and 20 years, respectively.

16. Represents the elimination of Aerial's historical minority interest loss and minority interest, resulting from Sonera's conversion of its equity in Aerial Operating Company to equity in Aerial prior to the Aerial merger.

17. Represents dividends related to Omnipoint 7% convertible preferred stock which will be reflected as minority interest losses subsequent to the completion of the merger.

18. For purposes of calculating pro forma loss per share it has been assumed that the Aerial merger will be completed and all public shareholders of Aerial will elect to take the stock election. Additionally, pro forma loss per share reflects the allocation of Hutchison Telecommunications PCS
      (USA) $807 million investment as discussed in Note 4, between VoiceStream common stock and VoiceStream 2.5% Convertible Junior Preferred Stock.

                        VOICESTREAM WIRELESS CORPORATION

                                  (UNAUDITED)

     The following summarizes the pro forma calculation of loss per share (in thousands, except per share data):

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
VoiceStream weighted average common shares..................       95,708
Conversion of Omnipoint outstanding common stock(1).........       46,386
Exchange of Omnipoint Series A Preferred Stock..............        1,270
Additional Hutchison investment (Note 4)....................       13,600
Conversion of East/West Communications shares...............        1,394
Sonera $500 million investment..............................        8,772
Conversion of Aerial shares(1)..............................       52,170
                                                              -----------
          Total weighted average common shares..............      219,300
                                                              ===========
VoiceStream unadjusted pro forma net loss...................  $(1,863,140)
VoiceStream 2.5% Convertible Junior Preferred Stock
  dividends.................................................      (10,315)
                                                              -----------
Pro forma net loss attributable to common shareholders......  $(1,863,455)
                                                              ===========
Basic and diluted pro forma loss per common share...........  $     (8.50)
                                                              ===========

---------------
(1) Shares outstanding as of February 25, 2000.

     In the event Aerial's public shareholders elect to receive cash at $18.00 per share in lieu of VoiceStream common stock, the loss per share would increase by $0.25 per share for the year ended December 31, 1999.

CONTINGENCIES:

     As a result of the mergers, VS Washington may have to make substantial tax indemnity payments to Western Wireless. In a spin-off transaction effected on May 3, 1999, Western Wireless distributed its entire 80.1% interest in VS Washington's common stock to its stockholders. Western Wireless will recognize gain as a result of the spin-off, if the spin-off is considered to be part of a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, 50% or more of VS Washington's common stock -- a "prohibited plan." VS Washington has agreed to indemnify Western Wireless on an after-tax basis for any taxes, penalties, interest and various other expenses incurred by Western Wireless if it is required to recognize such gain. The amount of such gain that Western Wireless would recognize would be equal to the difference between the fair market value of VS Washington common stock at the time of the spin-off and Western Wireless' adjusted tax basis in such stock at that time.

     In the absence of direct authority, and although the issue is not free from doubt, VoiceStream believes that it should be able to establish that the spin-off and VoiceStream's acquisition of VS Washington's stock pursuant to the mergers, in conjunction with the related transactions and Hutchison's acquisition of its existing VoiceStream stock within two years prior to the spin-off, are not pursuant to a prohibited plan. However, if the IRS were to take the position that a prohibited plan did occur, the estimated range of possible liability to VS Washington, not including interest and penalties, if any, is from zero to $400 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of our executive officers and directors are listed below along with their business experience for the past five years. Mr. Stanton, and, until May 3, 2002, Messrs. Guthrie and Bender, may serve as officers of VoiceStream and Western Wireless. It is anticipated that they will divide their time between VoiceStream and Western Wireless.

                 NAME                AGE                           POSITION
                 ----                ---                           --------
    John W. Stanton................  44    Chairman, Chief Executive Officer, and Director
    Robert R. Stapleton............  41    President and Director
    Douglas G. Smith...............  46    Vice Chairman and Director
    Donald Guthrie.................  44    Vice Chairman and Director
    Cregg B. Baumbaugh.............  43    Executive Vice President -- Finance, Strategy and
                                           Development
    Alan R. Bender.................  45    Executive Vice President, General Counsel and Secretary
    Robert P. Dotson...............  39    Senior Vice President -- Marketing and Sales
    Timothy R. Wong................  43    Senior Vice President -- Engineering
    Patricia L. Miller.............  36    Vice President, Controller and Principal Accounting
                                           Officer
    Mitchell R. Cohen..............  36    Director
    Daniel J. Evans................  74    Director
    Richard L. Fields..............  43    Director
    Canning K. N. Fok..............  48    Director
    Jonathan M. Nelson.............  43    Director
    Terence M. O'Toole.............  41    Director
    James N. Perry, Jr.............  39    Director
    James J. Ross..................  61    Director
    Hans Snook.....................  51    Director
    Susan M.F. Woo Chow............  46    Director
    Frank J. Sixt..................  48    Director
    Kaj-Erik Relander..............  37    Director

     In addition, pursuant to the TDS stockholder agreement and subsequent to the closing of the Aerial merger, TDS will have the right to designate an additional director. TDS has not at this time determined who it will designate.

     John W. Stanton has been a director of VoiceStream since February 1998, and has been Chief Executive Officer and Chairman of VoiceStream since its formation in 1994. Mr. Stanton has also been a director, Chief Executive Officer and Chairman of Western Wireless and its predecessors since 1992. Mr. Stanton served as a director of McCaw Cellular from 1986 to 1994, and as a director of LIN Broadcasting from 1990 to 1994, during which time it was a publicly-traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw Cellular, serving as Vice-Chairman of the Board of McCaw Cellular from 1988 to September 1991 and as Chief Operating Officer of McCaw Cellular from 1985 to 1988. Mr. Stanton is also a member of the board of directors of Advanced Digital Information Corporation, Microcell Telecommunications Inc., Omnipoint Corporation and Columbia Sportswear, Inc. In addition, Mr. Stanton is a trustee of Whitman College, a private college.

     Robert R. Stapleton has been a director of VoiceStream since April 1999 and President of VoiceStream since its formation in 1994. Effective April 1998, Mr. Stapleton became responsible for all operations of VoiceStream. Mr. Stapleton was President of Western Wireless and one of its predecessors from 1992 to May 1999. From 1989 to 1992, he served in various positions with General Cellular, including Chief Operating Officer and Vice President of Operations. From 1984 to 1989, Mr. Stapleton was employed by mobile communications subsidiaries of Pacific Telesis, Inc., which now are affiliated with Vodafone AirTouch.

Mr. Stapleton is also a member of the board of directors of Microcell Telecommunications Inc. and Omnipoint.

     Douglas G. Smith has been a director and Vice Chairman of VoiceStream since the Omnipoint merger on February 25, 2000. He founded Omnipoint in June 1987 and served as its Chairman of the Board, President and Chief Executive Officer until the Omnipoint merger. From 1985 to 1987, he was one of four professionals in a venture capital fund focusing on opportunities in the electronic information industry. From 1980 to 1985, he founded and managed the Investment Data Systems Division of Strategic Information (a division of Ziff-Davis Publishing).

     Donald Guthrie has been a director of VoiceStream since April 1999 and has been Vice Chairman since February 1998. He has also served as Vice Chairman of Western Wireless since November 1995. From February 1997 to April 1999, he also served as the Chief Financial Officer of Western Wireless. From 1986 to October 1995, he served as Senior Vice President and Treasurer of McCaw Cellular and, from 1990 to October 1995, he served as Senior Vice President -- Finance of LIN Broadcasting. Mr. Guthrie also serves on the board of directors of Omnipoint.

     Cregg B. Baumbaugh has been Executive Vice President -- Finance, Strategy and Development of VoiceStream since May 3, 1999. He served as Senior Vice President -- Corporate Development of VoiceStream and Western Wireless from 1994 to May 1999. From November 1989 through May 1999, he has served in various positions with Western Wireless and its predecessor, including Vice
President -- Business Development. Mr. Baumbaugh serves on the board of directors of Omnipoint.

     Alan R. Bender has been Executive Vice President, General Counsel and Secretary of VoiceStream since May 3, 1999. He also holds the positions of Executive Vice President and Secretary of Western Wireless, and was General Counsel of Western Wireless through February 1, 2000. From 1990 to May 1999, he held various positions with Western Wireless, VoiceStream and their respective predecessors, including serving as Senior Vice President and General Counsel and Secretary since 1994. Mr. Bender serves on the board of directors of Omnipoint.

     Robert P. Dotson has been Senior Vice President -- Marketing and Sales of VoiceStream since May 3, 1999. From 1996 to May 1999, he served as Vice President -- Marketing of VoiceStream and Western Wireless. Previously, Mr. Dotson held various marketing positions with PepsiCo's KFC restaurant group, serving as Senior Director of Concept Development from 1994 to 1996, Director of International Marketing from 1993 to 1994, Divisional Marketing Director from 1991 to 1993 and Manager of New Product Development and Base Business Marketing from 1989 through 1991.

     Timothy R. Wong has been Senior Vice President -- Engineering of VoiceStream since May 3, 1999. From 1996 to May 1999, he served as Vice President -- Engineering of VoiceStream and Western Wireless. From 1990 to 1995, Mr. Wong held various positions at US WEST Cellular, serving as Executive Director -- Engineering and Operations from 1994 to 1995, Director of Wireless Systems Engineering in 1993, Manager of International Wireless Engineering in 1992 and Manager -- Systems Design from 1990 to 1991.

     Patricia L. Miller has been Vice President, Controller and Principal Accounting Officer of VoiceStream since May 3, 1999. From 1998 to May 1999, she served as Controller and Principal Accounting Officer of VoiceStream and Western Wireless. From 1993 to 1997, Ms. Miller held various accounting positions with Western Wireless. Prior to 1993, Ms. Miller held various accounting positions with a subsidiary of Weyerhaeuser Company.

     Mitchell R. Cohen has been a director of VoiceStream since February 1998. He has also been a director of Western Wireless since its formation in 1994. Mr. Cohen was a director of General Cellular from March 1992 to December 1995. Mr. Cohen is a Managing Director of Hellman & Friedman, having joined Hellman & Friedman as an associate in July 1989. From 1986 to 1989, Mr. Cohen was employed by Shearson Lehman Hutton, Inc. Mr. Cohen currently is a director of Advanstar, Inc.

     Daniel J. Evans has been a director of VoiceStream since February 1998. He has also been a director of Western Wireless since 1997. Mr. Evans is the Chairman of Daniel J. Evans Associates, a consulting firm.

From 1965 through 1977, Mr. Evans was Governor of the State of Washington. In 1983 he was appointed and then elected to the United States Senate to fill the seat of the late Senator Henry M. Jackson. He serves as a director of Flow International Corporation, Puget Sound Energy, Tera Computer Company, and serves on the Board of Regents of the University of Washington.

     Richard L. Fields has been a director of VoiceStream since the Omnipoint merger in February 25, 2000. He served as a Director of Omnipoint between September 1991 and February 2000. Since February 1994, Mr. Fields has been a Managing Director and Executive Vice President of Allen & Co., and prior to such time he was a Vice President of Allen & Co. Mr. Fields is currently a director of LivePerson, Inc. and the Telecommunications Development Fund.

     Canning K.N. Fok has been a director of VoiceStream Wireless Corporation since February 1998. For more than five years, Mr. Fok has been Group Managing Director of Hutchison Whampoa Limited. He is the Chairman of Hutchison Telecommunications (Australia) Limited and Partner Communications Ltd. and the Deputy Chairman of Cheung Kong Infrastructure Holdings Limited and Hongkong Electric Holdings Ltd. He is also a Director of Cheung Kong (Holdings) Limited and Global Crossing Ltd. and a member of the supervisory board of Mannesmann AG. Mr. Fok is a Chartered Accountant.

     Jonathan M. Nelson has been a director of VoiceStream since February 1998. He has also been a director of Western Wireless since its formation in 1994. Mr. Nelson has been President and Chief Executive Officer of Providence Equity Partners Inc., an investment advisor, since its inception in 1995 and is a Member of Providence Equity Partners L.L.C. which is the general partner of Providence Equity Partners L.P. and Providence Equity Partners II L.P. He is also Co-Chairman of Providence Ventures Inc., an investment advisor, and a managing general partner of Providence Ventures L.P. which is the general partner of the general partner of Providence Media Partners L.P., a venture capital fund. Since 1986, Mr. Nelson has been a Managing Director of Narragansett Capital, Inc., a private management company for three separate equity investment funds. Mr. Nelson is currently a director of AT&T Canada.

     Terence M. O'Toole has been a director of VoiceStream since February 1998. He has also been a director of Western Wireless since it was formed in 1994. Mr. O'Toole joined Goldman Sachs in 1983 and became a Vice President in 1987, a general partner in 1992 and a Managing Director in 1996. He is currently a director of AMF Bowling, Inc. and Amscan Holdings, Inc.

     James N. Perry, Jr. has been a director of VoiceStream since the Omnipoint merger in February 25, 2000. He served as a Director of Omnipoint between August 1993 and February 2000. Since January 1993, he has been Vice President of MDCP. Previously, Mr. Perry served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Perry currently serves as a director of Allegiance Telecom, Inc. and Clearnet Communications, Inc.

     James J. Ross has been a director of VoiceStream since the Omnipoint merger in February 25, 2000. He served as Vice Chairman of Omnipoint between 1989 and February 2000. Mr. Ross is a private venture investor. Since February 1995, Mr. Ross has been Of Counsel in the law firm of Becker Ross Stone DeStefano & Klein and prior to such time, he was a partner at such firm.

     Hans R. Snook has been a director of VoiceStream since February 1998. For more than five years, Mr. Snook has been Group Managing Director of Orange plc, a telecommunications service provider in the United Kingdom, and a director of a separate affiliate of Hutchison.

     Susan M.F. Woo Chow has been a director of VoiceStream Wireless Corporation since the Omnipoint merger on February 25, 2000. She has been an Executive Director of Hutchison since 1993 and Deputy Group Managing Director since 1998. She is an Executive Director of Cheung Kong Infrastructure Holdings Limited and a Director of Hongkong Electric Holdings Limited, Partner Communications Company Ltd. and tom.com limited.

     Frank J. Sixt has been a director of VoiceStream Wireless Corporation since the Omnipoint merger on February 25, 2000. He has been an Executive Director of Hutchison Whampoa Limited since 1991 and Group Finance Director since 1998. He is the Chairman of tom.com limited. He is also an Executive Director of

Cheung Kong Infrastructure Holdings Limited, and Hongkong Electric Holdings Limited and a Director of Cheung Kong (Holdings) Limited, Hutchison Telecommunications (Australia) Limited and Partner Communications Company Ltd.

     Kaj-Erik Relander has been a director of VoiceStream since the Omnipoint merger on February 25, 2000. He has been the Executive Vice President, International Operations, and the Chief Financial Officer of Sonera Corporation since 1999 and, effective January 1, 2000, he will be the head of Sonera's new Mobile and Media Division. Since joining Sonera in 1994, Mr. Relander has also served as Sonera's Group Business Controller and as Director, Finance and Business Development.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation for services rendered during 1999 and 1998 for our Chief Executive Officer and our next four most highly compensated executive officers (collectively referred to herein as the named executive officers). All such compensation was paid by Western Wireless for services performed for Western Wireless and VoiceStream during 1999, prior to the spin-off.

                                                                         LONG-TERM
                                                                    COMPENSATION AWARDS
                                   ANNUAL COMPENSATION           -------------------------
                              ------------------------------                   RESTRICTED
     NAME AND PRINCIPAL       FISCAL                                             STOCK          ALL OTHER
          POSITION             YEAR    SALARY($)   BONUS($)      OPTIONS(1)   AWARDS($)(2)   COMPENSATION($)
     ------------------       ------   ---------   ---------     ----------   ------------   ---------------
John W. Stanton(3)..........   1999     295,000    1,000,000(4)       939       630,000          464,593(5)
  Chairman and Chief           1998     193,542      400,000          954       521,250          367,974(5)
  Executive Officer
Robert R. Stapleton.........   1999     232,210      329,000      140,876       315,000          234,796(5)
  President and Director       1998     165,667      200,000      124,407       260,625          186,487(5)
Donald Guthrie(3)...........   1999     212,865      180,000(4)    56,350       315,000          234,796(5)
  Vice Chairman and Director   1998     165,667      150,000       57,263       260,625          186,487(5)
Cregg B. Baumbaugh..........   1999     169,064      170,000       75,134       210,000          158,197(5)
  Executive Vice               1998     145,321      110,000       66,350       173,750          125,992(5)
  President --
  Finance, Strategy and
  Development
Alan R. Bender(3)...........   1999     169,060      170,000(4)    37,567       210,000          158,197(5)
  Executive Vice President,    1998     145,321      110,000       38,175       173,750          125,992(5)
  General Counsel, and
  Secretary

---------------
(1) The 1998 options were granted as a result of the conversion of Western Wireless options granted during 1998 to each of the VoiceStream named executive officers

(2) The shares are restricted under the Western Wireless restricted stock plan until predetermined performance goals are met, including achieving predetermined levels of subscribers and achieving predetermined levels of cash flow. No restricted stock grants have been made under the VoiceStream restricted stock plan. By their terms, none of the restricted stock grants will vest within three years in the absence of the performance goals having been met. Dividends will be paid on shares of the restricted stock to the extent paid on any other shares of stock of the same class.

(3) Mr. Stanton, and until May 3, 1999, 2002, Messrs. Guthrie and Bender, will divide their time and responsibilities between VoiceStream and Western Wireless, and their compensation will be shared appropriately.

(4) The bonus for 1999 for each of Messrs. Stanton, Guthrie and Bender is the aggregate bonus paid by both VoiceStream and Western Wireless, with 60% of such bonus paid by VoiceStream and 40% by Western Wireless.

(5) VoiceStream made payments to cover the taxes related to the grant of restricted shares and paid matching contributions to VoiceStream's 401(k) Profit Sharing Plan and Trust.

GRANTS OF STOCK OPTIONS

     As part of the spin-off, each of Messrs. Stanton, Guthrie and Bender and the then VoiceStream directors, excluding Messrs. Fok and Snook, received a number of options to purchase our common stock, based upon the number of options to purchase Western Wireless common stock held by each individual prior to the spin-off.

     Those who held vested options to purchase Western Wireless common stock received an equal number of vested options to purchase our common stock which are governed by the VoiceStream 1999 Management Incentive Stock Option Plan (See "-- Stock Option Plan"). The following table summarizes our options granted as a result of the conversion of Western Wireless options granted during 1999 to each of the named executive officers.

                                                                                       POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED ANNUAL
                                    % OF TOTAL                                            RATES OF STOCK
                                     OPTIONS       EXERCISE                              APPRECIATION FOR
                        OPTIONS     GRANTED TO      OR BASE                               OPTION TERM(2)
                        GRANTED    EMPLOYEES IN      PRICE                           ------------------------
         NAME           (#)(1)     FISCAL YEAR     ($/SHARE)     EXPIRATION DATE       5%($)         10%($)
         ----           -------    ------------    ---------    -----------------    ----------    ----------
John R. Stanton.......      939         0.9%        $11.32      December 31, 2009    $    6,685    $   16,941
Robert R. Stapleton...  140,876        14.2%        $11.32      December 31, 2009    $1,003,263    $2,542,465
Donald Guthrie........   56,350         5.6%        $11.32      December 31, 2009    $  401,302    $1,016,979
Cregg B. Baumbaugh....   75,134         7.6%        $11.32      December 31, 2009    $  535,075    $1,355,984
Alan R. Bender........   37,567         3.8%        $11.32      December 31, 2009    $  267,537    $  677,992

---------------
(1) These options have terms of ten years from the date of grant, January 1, 1998, and become exercisable as to 25% of the shares on the first anniversary and an additional 25% every year thereafter until such options are fully exercisable.

(2) Potential realizable value is based on an assumption that the stock price of our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price performance.

AGGREGATED OPTION VALUES

     The following table summarizes on an aggregated basis the number and value of our options granted to the named executive officers. We do not have any outstanding stock appreciation rights ("SARs").

                  AGGREGATE OPTION EXERCISES AND OPTION VALUES

                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                              OPTIONS AT                 IN-THE-MONEY OPTIONS
                         SHARES                              DECEMBER 31,                  AT DECEMBER 31,
                        ACQUIRED                              1999(#)(1)                    1999($)(1)(2)
                           ON            VALUE       ----------------------------    ----------------------------
        NAME           EXERCISE(#)    REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
        ----           -----------    -----------    -----------    -------------    -----------    -------------
John W. Stanton......           (3)             (3)        250           1,643       $    33,266     $   216,679
Robert R.
  Stapleton..........    100,000      $9,312,606       509,731         281,751       $70,030,338     $37,266,885
Donald Guthrie.......          0               0       221,354         112,700       $30,545,270     $14,906,701
Cregg R. Baumbaugh...     66,500      $3,791,713       170,731         150,267       $23,243,243     $19,875,645
Alan R. Bender.......     71,500      $4,244,887       141,243          75,134       $19,234,510     $ 9,937,890

---------------
(1) Except for the options granted to Mr. Stanton, the options were granted on May 21, 1999, as a result of the conversion of Western Wireless options that were granted on or prior to January 1, 1999. Mr. Stanton was granted options as a director on December 31, 1999.

(2) Dollar values were calculated by determining the difference between the exercise price and $142.31, which was the last sale price for our common stock as reported on the Nasdaq Stock Market on December 31, 1999.

(3) During 1999, Theresa E. Gillespie, a Senior Executive Officer of Western Wireless and the wife of John Stanton, exercised 172,362 options for a value of $15,552,768.

DIRECTOR COMPENSATION

     Our board will consider appropriate compensation arrangements for each director who is not also our employee or any of its subsidiaries. All directors also will be reimbursed for reasonable travel and other out-of-pocket expenses incurred by them in attending board or committee meetings.

     We may, from time to time and in the sole discretion of our board, grant additional options to directors under VoiceStream 1999 Management Incentive Stock Option Plan, which is described below. It is currently intended that all grants under such plan will be in addition to any annual fees to be paid to directors.

DIRECTOR COMMITTEES

     We intend to establish a Compensation Committee, Audit Committee and Executive Committee at the meeting of the board of directors to be held in April 2000.

EMPLOYMENT AGREEMENTS

     Mr. Stanton and, until May 3, 2002, Messrs. Guthrie and Bender, will divide their time and responsibilities between VoiceStream and Western Wireless pursuant to their existing employment agreements with Western Wireless. Their employment agreements and the existing employment agreements between VoiceStream and each of Messrs. Stapleton and Baumbaugh provide for annual base salaries of $295,000, $215,000, $170,000, $235,000 and $170,000, respectively, and provide each executive officer an opportunity to earn an annual bonus, as determined by the respective board of directors, targeted at 100%, 70%, 60%, 80% and 60%, respectively, of annual base compensation. It is expected that Western Wireless will pay, and we will reimburse Western Wireless, for all executive compensation for Messrs. Stanton, Guthrie and Bender which is attributable to time spent and services rendered for VoiceStream.

     The foregoing employment agreements also provide that the contracting employee may be terminated by VoiceStream or Western Wireless, as the case may be, at any time, with or without cause (as such term is defined in the employment agreements); however, in the event of an involuntary termination (as defined therein) for other than cause (1) such executive officer will be entitled to receive a severance payment in an amount equal to any accrued but unpaid existing annual targeted incentive bonus through the date of termination, 12 months of such executive's then base compensation, and an amount equal to 12 months of such executive's existing annual targeted incentive bonus, (2) the employer will, at its expense, make all specified insurance payment benefits on behalf of such executive officer and his or her dependents for 12 months following such involuntary termination and (3) with respect to any stock options previously granted to each executive officer which remain unvested at the time of involuntary termination, there shall be immediate vesting of that portion of each such grant of any unvested stock options equal to the product of the total number of such unvested options under such grant multiplied by a fraction, the numerator of which is the sum of the number of days from the date on which the last vesting of options under such grant occurred to and including the date of termination plus 365, and the denominator of which is the number of days remaining from the date on which the last vesting of options under such grant occurred to and including the date on which the final vesting under such grant would have occurred absent the termination. Mr. Stapleton's agreement provides for an immediate vesting of all options upon his involuntary termination. Among other things, an executive officer's death or permanent disability will be deemed an involuntary termination for other than cause. In addition, each employment agreement provides for full vesting of all stock options granted upon a change of control, as such term is defined in the stock option agreements with the executive officer.

     Pursuant to the terms of each of these employment agreements, each executive officer agrees that during such executive officer's employment and for one year following the termination of such executive officer's employment for any reason, such executive officer will not engage in a business which is substantially the same as or similar to the business of his employer and which competes within the applicable commercial mobile radio services markets serviced by his employer. Mr. Stanton's agreement provides that such prohibition shall not preclude Mr. Stanton's investment in other companies engaged in the wireless communications business or his ability to serve as a director of other companies engaged in the wireless communications business, in each case subject to his fiduciary duties as a director. Upon completion of the first to occur of the reorganizations, we will assume the obligations of VoiceStream under these employment agreements.

INDEMNIFICATION AGREEMENTS

     We have entered into an indemnification agreement with each of its executive officers and directors, which will be separate from such executive officer's employment agreement with Western Wireless, as the case may be. Pursuant to this indemnification agreement, we will indemnify the executive officer or director against certain liabilities arising by reason of the executive officer's or the director's affiliation with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 13, 2000 with respect to our beneficial ownership and assuming the Aerial merger is completed. The table shows the beneficial ownership for VoiceStream following the Omnipoint merger and the pro forma beneficial ownership after the Aerial merger, by (1) the holders of 5% or more of the outstanding VoiceStream common stock; (2) the individuals who will be directors of VoiceStream; (3) the Named Executive Officers; and (4) all VoiceStream executive officers and directors as a group. The columns labeled "VoiceStream and Aerial" assume that: (1) all Aerial common stock will be exchanged for VoiceStream common stock based on an exchange ratio of 0.455 of a share of VoiceStream common stock for each share of Aerial common stock and (2) all outstanding options to acquire Aerial common stock will convert to immediately exercisable options to purchase shares of VoiceStream common stock based on an exchange ratio of 0.455 of a share of VoiceStream common stock for each share of Aerial common stock. A person or entity is considered to "beneficially own" any shares (1) over which such person or entity exercises sole or shared voting or investment power or (2) which such person or entity has the right to acquire at any time within 60 days.

                                              VOICESTREAM                      VOICESTREAM AND AERIAL
                                   ----------------------------------    ----------------------------------
                                    SHARES OF                             SHARES OF
                                      COMMON                                COMMON
                                      STOCK             PERCENT             STOCK             PERCENT
                                   BENEFICIALLY       BENEFICIALLY       BENEFICIALLY       BENEFICIALLY
        NAME AND ADDRESS              OWNED              OWNED              OWNED              OWNED
        ----------------           ------------    ------------------    ------------    ------------------
Hutchison Whampoa Limited........   55,899,252           30.05%           55,899,252           23.47%
  22nd Floor, Hutchison House
  10 Harcourt Road
  Hong Kong(2)(3)
Janus Capital Corp. .............   10,236,645             6.4%           10,236,645            4.83%
  Thomas H. Bailey
  100 Fillmore Street
  Denver, Colorado 80206-4923
The Goldman Sachs Group, L.P.....    9,801,349            6.13%            9,801,349            4.62%
  and related investors(3)(4)(5)
  85 Broad Street, 19th Floor
  New York, NY 10004
Telephone and Data Systems,
  Inc.(3)(6).....................                                         35,570,494           16.78%
  30 LaSalle Street, Suite 4000
  Chicago, IL 60602
Sonera Corporation(3)(7).........    8,771,930            5.49%           18,975,774            8.95%
  Fin-00051-Tele
  Sturenkatu 16, Helsinki Finland
John W. Stanton and Theresa E.
  Gillespie(3)(4)(8).............    6,055,881            3.79%            6,061,933            2.86%
  3650 131st Ave SE
  Bellevue, WA 98006

                                              VOICESTREAM                      VOICESTREAM AND AERIAL
                                   ----------------------------------    ----------------------------------
                                    SHARES OF                             SHARES OF
                                      COMMON                                COMMON
                                      STOCK             PERCENT             STOCK             PERCENT
                                   BENEFICIALLY       BENEFICIALLY       BENEFICIALLY       BENEFICIALLY
        NAME AND ADDRESS              OWNED              OWNED              OWNED              OWNED
        ----------------           ------------    ------------------    ------------    ------------------
Douglas G. Smith(3)(9)...........    4,901,272            3.07%            4,901,272            2.31%
  3 Metrocenter, Suite 400
  Bethesda, MD 20814
Richard L. Fields(3)(10).........    2,163,649            1.35%            2,163,649            1.02%
  711 Fifth Avenue
  New York, NY 10022
James N. Perry, Jr.(3)(11).......    2,841,963            1.78%            2,841,963            1.34%
  Three First National Plaza
  Suite 1330
  Chicago, IL 60602
Cregg B. Baumbaugh(4)............      271,159               *               271,159               *
Alan R. Bender(4)................      228,114               *               228,114               *
James J. Ross(3)(12).............    1,327,523               *             1,363,170               *
Robert R. Stapleton(4)...........      649,926               *               649,926               *
Donald Guthrie(4)................      403,492               *               403,492               *
Mitchell R. Cohen(4).............       24,890               *                24,890               *
Daniel J. Evans(4)...............        5,394               *                 5,394               *
Jonathan M. Nelson(4)............      224,247               *               224,247               *
Terence M. O'Toole(4)(13)........    9,801,349            6.13%            9,801,349            4.62%
Canning Fok(2)(4)(14)............   55,899,487           30.05%           55,899,487           23.47%
Hans R. Snook(2)(4)(14)(15)......   55,899,487           30.05%           55,902,217           23.47%
Susan M.F.W. Chow(2)(14).........   55,899,252           30.05%           55,899,252           23.47%
Frank J. Sixt(2)(14).............   55,899,252           30.05%           55,899,252           23.47%
Kaj-Erik Relander(16)............    8,771,930            5.49%           18,975,774            8.95%
All VoiceStream executive
  officers and directors as a
  group (22 persons)(4)(17)......   93,764,639           48.05%          103,975,254           42.04%

NOTES TO BENEFICIAL OWNERSHIP TABLE

  *  Less than 1% of the outstanding shares of common stock.

 (1) Computed in accordance with Rule 13d-3(d)(1) of the Exchange Act.

 (2) Includes shares of common stock issuable upon conversion of VoiceStream 2.5% Convertible Junior Preferred.

 (3) Parties or affiliates of parties to a voting agreement.

 (4) Includes aggregate exercisable options, within 60 days of March 10, 2000, to purchase common stock; does not include unexercisable options. May include stock jointly or separately owned with or by a spouse. 485 option shares granted to Mr. Cohen are held for the benefit of Hellman & Friedman Partners II, L.P.; options granted to Mr. Nelson are held for the benefit of Providence Media Partners L.P.; and options granted to Mr. O'Toole are held for the benefit of The Goldman Sachs Group, L.P.

 (5) Based on (a) 8,986,738 shares of common stock held of record by GS Capital,
     (b) 470,401 shares of common stock held of record by Stone Street Fund 1992 L.P., (c) 273,069 shares of common stock held of record by Bridge Street Fund, and (d) 68,821 shares of common stock held of record by the The Goldman Sachs Group, L.P. Each of GS Capital, Stone Street and Bridge Street Fund 1992, L.P. is an investment limited partnership, the general partner, the managing general partner or the managing partner of which is an affiliate of The Goldman Sachs Group, L.P. The Goldman Sachs Group, L.P. disclaims beneficial ownership of shares held by such investment partnerships to the extent partnership interests in such partnerships are held by persons other than The Goldman Sachs Group, L.P. and its affiliates.

 (6) Includes shares of VoiceStream common stock issuable in exchange for Aerial common stock acquired in connection with the $420 million TDS debt replacement.

 (7) Includes shares of (a) VoiceStream common stock issuable in exchange for Aerial common stock acquired in the $230 million Sonera investment and Aerial common stock to be received upon exchange of common stock of an Aerial subsidiary and (b) VoiceStream common stock to be acquired in the $500 million Sonera investment in VoiceStream.

 (8) Mr. Stanton and Ms. Gillespie are husband and wife. Their pro forma beneficial ownership takes into account (a) 1,686,069 shares of common stock held of record by PN Cellular, Inc., which is substantially owned and controlled by Mr. Stanton and Ms. Gillespie; (b) 1,274,519 shares of common stock held of record by Stanton Communications Corporation which is substantially owned and controlled by Mr. Stanton and Ms. Gillespie; (c) 2,871,803 shares of common stock held by Mr. Stanton and Ms. Gillespie, as tenants in common; (d) 164,437 shares of common stock held of record by The Stanton Family Trust; (e) 45,000 shares and 13,333 shares of common stock held of record by each of Mr. Stanton and Ms. Gillespie, respectively, pursuant to Western Wireless' 1997 Executive Restricted Stock Plan; and (f) 13,300 shares of Aerial common stock held by Mr. Stanton and Ms. Gillespie as tenants in common. Mr. Stanton and Ms. Gillespie share voting and investment power with respect to the shares jointly owned by them, as well as the shares held of record of PN Cellular, Stanton Communication Corporation and The Stanton Family Trust.

 (9) Takes into account 26,169 shares of common stock owned by Mr. Smith's minor children, 3,126,969 shares of common stock held by Avance Capital, Avance Capital II, Avance Capital III, all sole proprietorships, and 428,572 shares held in a grantor trust. Mr. Smith does not exercise voting or investment power over, and disclaims beneficial ownership of, the shares held in the grantor trust. Of the total shares held in Mr. Smith's name and in the name of Avance, 395,175 are held in a blind trust. While Mr. Smith is the beneficial owner of these shares, he exercises no control over these shares. The blind trust is free to sell, exchange, hedge, or otherwise dispose of these shares at any time. Mr. Smith has voting and investment power with respect to the other shares.

(10) Takes into account 1,627,336 shares of common stock owned by Allen & Co., Inc., including 246,522 shares issuable upon exercise of outstanding warrants held by Allen & Co. and 27,397 shares of common stock issuable upon exercise of outstanding warrants held by Mr. Fields. Mr. Fields is a Managing Director of Allen & Co. Of such amounts, Mr. Fields does not exercise voting or investment power over, and disclaims beneficial ownership of the 1,627,336 shares owned by Allen & Co.

(11) Takes into account 2,797,931 shares of common stock owned by Madison Dearborn Capital Partners, L.P. and 26,789 shares of common stock held in trust for Mr. Perry's children. Mr. Perry is a member of the L.P. Committee, which manages Madison Dearborn Capital Partners, L.P. Mr. Perry may therefore be deemed to share investment control with respect to the shares of common stock owned by Madison Dearborn Capital Partners, L.P. and may therefore be deemed to have beneficial ownership of shares of common stock owned by Madison Dearborn Capital Partners, L.P.

(12) Takes into account 645,053 shares of common stock issuable upon exercise of outstanding options held by Mr. Ross and 256,726 shares of common stock held in trust for Mr. Ross' children. As a result, Mr. Ross may be deemed to be the beneficial owner of such shares.

(13) Mr. O'Toole, who is a managing director of Goldman Sachs, disclaims beneficial ownership of shares of common stock, which may be deemed to be beneficially owned by GS Group, except to the extent of his pecuniary interest therein.

(14) Takes into account the fact that Messrs. Fok, Snook and Sixt and Mrs. Chow may each be deemed to be the owner of the 22,899,252 shares of common stock owned by Hutchison Whampoa, as Mr. Fok is the Group Managing Director of Hutchison, Mr. Snook is the Group Managing Director of an affiliate of

     Hutchison and a Director of a separate affiliate of Hutchison and each of Mrs. Chow and Mr. Sixt are executive directors of Hutchison. Each of Mr. Fok, Mr. Snook, Mrs. Chow and Mr. Sixt disclaim beneficial ownership of shares held by Hutchison to the extent interests in Hutchison are held by persons other than such individual.

(15) Includes 6,000 shares of Aerial common stock held by members of Mr. Snook's immediate family.

(16) Kaj-Erik Relander, the director designated by Sonera, may be deemed to be the owner of the shares of VoiceStream common stock owned by Sonera. Mr. Relander disclaims beneficial ownership of such shares.

(17) In determining the aggregate number of shares owned by VoiceStream executive officers and directors, shares of common stock and Aerial common stock as to which such executive officers and directors share voting or investment power have not been duplicated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a letter agreement dated October 7, 1998, we engaged Goldman Sachs, which, with its affiliates, beneficially owns over five percent of our outstanding securities, to act as our financial advisor in connection with the Omnipoint merger. We selected Goldman Sachs as our financial advisor because it is a nationally recognized investment banking firm that has substantial experience in transactions similar to the Omnipoint transaction.

     As our financial advisor, Goldman Sachs performed analyses and issued fairness opinions with respect to both the transaction that resulted in Omnipoint becoming our wholly owned subsidiary and the proposed transaction, which, if completed, will result in Aerial becoming our wholly owned subsidiary. In accordance with the letter agreement, we paid Goldman Sachs a transaction fee equal to $14,000,000 upon consummation of the Omnipoint merger. In addition, we reimbursed Goldman Sachs for its reasonable out-of-pocket expenses, including attorney's fees, and agreed to indemnify Goldman Sachs against certain liabilities, including certain liabilities under the federal securities laws. Goldman Sachs' out-of-pocket expenses relating to the Omnipoint merger were approximately $161,000. We have also agreed to pay Goldman Sachs a transaction fee equal to $6,000,000 upon consummation of the Aerial merger. We have agreed to reimburse Goldman Sachs for its reasonable out-of-pocket expenses, including attorney's fees, relating to the Aerial merger, and to indemnify Goldman Sachs against certain liabilities, including certain liabilities under the federal securities laws. Goldman Sachs' estimated out-of-pocket expenses relating to the Aerial merger are $111,000.

     Investment funds affiliated with Goldman Sachs have a principal investment in VoiceStream in the amount of 9,730,208 shares of our common stock and have the right to designate a nominee for election to our board of directors. Terence O'Toole, a managing director of Goldman Sachs, is one of our directors. In addition, Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, underwrote $500 million of the $3.25 billion new credit facility we entered into upon consummation of the Omnipoint merger.

     Goldman Sachs also acted as co-manager in the private offering of $1.1 billion aggregate principal amount of our 10.375% senior notes due November 2009 and $720 million aggregate principal amount of our 11.875% senior discount notes due November 2009 in November 1999. Goldman Sachs received a fee of approximately $40 million in exchange for acting as a co-manager in this private offering. Goldman Sachs provides a full range of financial, advisory and brokerage services and, in the course of its normal trading activities, may from time to time effect transactions and hold securities, including derivative securities, of VoiceStream for its own accounts and for the account of customers. As of March 21, 2000 and in addition to the principal investment referred to above, Goldman Sachs had a long position of $250,000 in our 11.875% senior discount notes; a long position of $250,000 and a short position of $1.5 million in our 10.375% senior notes; a long position in customer discretionary accounts of 244,075 shares in our common stock; and a long position of 78,301 shares in our common stock in customer accounts or funds; and a long position of $185.3 million in our bank loans. As of March 21, 2000, Goldman Sachs had a long position in 7,900 shares of Aerial common stock.

     In June 1999, at the time we entered into the Omnipoint merger, Hutchison Telecommunications and Hutchison Telecommunications PCS (USA) entered into agreements with us providing for a $957 million investment. Hutchison Telecommunications PCS (USA) and its affiliates beneficially own more than five percent of our voting securities and are entitled to appoint four members of our board of directors. In the $957 million investment, Hutchison Telecommunications PCS (USA), agreed to purchase shares of our common stock for a purchase price of $29 per share and shares of our 2.5% Convertible Junior Preferred Stock, for a purchase price of $100,000 per share. The total purchase price of our common stock and 2.5% Convertible Junior Preferred Stock was $957 million, consisting of $807 million in cash and $150 million in shares of Omnipoint Series A Preferred Stock purchased by Hutchison Telecommunications PCS (USA) from Omnipoint under a securities purchase agreement. The Omnipoint Series A Preferred Stock were exchanged at the closing of the Omnipoint merger for our common stock at a conversion price of $29 per share. Hutchison PCS (USA) had the right to determine the allocation between our common stock and our 2.5% Convertible Junior Preferred Stock that it would purchase at the time of the Omnipoint merger so long as it held at least 18.6% of the total number of outstanding shares of our common stock immediately after the closing of the Omnipoint reorganization. Our 2.5% Convertible Junior Preferred Stock is convertible at any time by Hutchison Telecommunications PCS (USA) at $29 a share. If the entire $957 million is used to purchase, or is converted into, our common stock, at the completion of the Omnipoint merger, the total number of shares of our common stock purchased as part of the $957 million investment will be 33 million shares. Our 2.5% Convertible Junior Preferred Stock has no voting rights, ranks senior to our common stock but junior to any other series or class of our preferred stock which maybe issued, provides for a 2.5% cumulative dividend payable at maturity (40 years from the date of issuance), and may not be redeemed by us (other than a mandatory redemption from a holder whose ownership of these shares may result in the loss of a license or franchise from any governmental agency). The holders of our 2.5% Convertible Junior Preferred Stock cannot require us to redeem these shares prior to maturity. Upon conversion of our 2.5% Convertible Junior Preferred Stock any cumulative dividend outstanding on the shares so converted will be canceled. Upon a change of control of VoiceStream, we have the right to require our 2.5% Convertible Junior Preferred Stock to be converted into our common stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (A) Financial Statements and Schedule

     The financial statements and schedules as filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules at page F-1, which immediately precedes such documents.

     (B) Reports on Form 8-K

     A Form 8-K was filed on February 14, 2000 announcing VoiceStream's investment of CAN$400 million in Microcell.

     A Form 8-K was filed on March 3, 2000 announcing the close of the Omnipoint merger, the Hutchison Telecommunications PCS (USA) investment in us of $807 million, the Sonera investment in us of $500 million, and the $3.25 billion Senior Secured Credit Facility.

     A Form 8-K was filed on March 3, 2000 announcing the close of our investment of CAN$400 million in Microcell.

     A Form 8-K was filed on March 22, 2000 for informational filing purposes which included Aerial Communications, Inc., audited financial statements as of and for the years ended December 31, 1999, 1998 and 1997.

 EXHIBIT                            DESCRIPTION
 -------                            -----------
 2.1(1)     Agreement and Plan of Reorganization by and among
            VoiceStream Wireless Holding Corporation, Omnipoint
            Corporation and VoiceStream Wireless Corporation, dated June
            23, 1999.
 2.1.1(1)   First Amendment to Agreement and Plan of Reorganization by
            and among VoiceStream Wireless Holding Corporation,
            Omnipoint Corporation and VoiceStream Wireless Corporation,
            dated as of December 30, 1999.
 2.2(1)     Agreement and Plan of Reorganization dated September 17,
            1999 among VoiceStream Wireless Corporation, VoiceStream
            Wireless Holding Corporation, VoiceStream Subsidiary III
            Corporation, Aerial Communications, Inc. and Telephone and
            Data Systems, Inc.
 3.1(1)     Amended and Restated Certificate of Incorporation.
 3.2(2)     Bylaws of VoiceStream Wireless Corporation.
10.1(3)     Agreement and Plan of Distribution between Western Wireless
            Corporation and VoiceStream Wireless Corporation, dated
            April 9, 1999.
10.2(4)     Waiver Agreement by and among Western Wireless Corporation,
            Western PCS Corporation and certain of Western Wireless
            Corporation's shareholders, dated November 30, 1994.
10.3(4)     Western PCS Corporation Series A Preferred Stock Purchase
            Agreement among Western Wireless Corporation, Western PCS
            Corporation and the Purchasers listed therein, dated April
            10, 1995.
10.4(4)     PCS 1900 Project and Supply Agreement between Western PCS
            Corporation and Northern Telecom Inc., dated June 30, 1995.
10.5(5)     Amendment No. 1 to PCS 1900 Supply Agreement between Western
            PCS Corporation and Northern Telecom Inc., dated July 25,
            1996.
10.6(5)     Amendment No. 2 to PCS 1900 Supply Agreement between Western
            PCS Corporation and Northern Telecom Inc., dated July 25,
            1996.
10.7(6)     Amendment No. 3 to PCS Supply Agreement between Western PCS
            Corporation and Northern Telecom Inc., dated October 14,
            1996.
10.8(7)     Amendment Number 4 to PCS 1900 Project and Supply Agreement
            by and between Western PCS Corporation and Northern Telecom
            Inc., dated March 26, 1998.

 EXHIBIT                            DESCRIPTION
 -------                            -----------
10.9(8)     Amendment Number 5 to PCS 1900 Project and Supply Agreement
            between VoiceStream Wireless Corporation and Northern
            Telecom Inc., dated September 17, 1998.
10.10(9)    Amendment No. 6 to PCS 1900 Project and Supply Agreement by
            and between VoiceStream Wireless Corporation and Northern
            Telecom Inc.
10.11(10)   Amendment No. 7 to PCS 1900 Project and Supply Agreement by
            and between VoiceStream Wireless Corporation and Northern
            Telecom Inc., dated May 14, 1999.
10.12(4)    PCS Block "C" Organization and Financing Agreement by and
            among Western PCS BTA I Corporation, Western Wireless
            Corporation, Cook Inlet PV/SS PCS Partners, L.P., Cook Inlet
            Telecommunications, Inc., SSPCS Corporation and Providence
            Media Partners L.P., dated as of November 5, 1995.
10.13(4)    Limited Partnership Agreement by and between Cook Inlet
            PV/SS PCS Partners, L.P. and Western PCS BTA I Corporation,
            dated as of November 5, 1995.
10.14(4)    First Amendment to Block "C" Organization and Financing
            Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P.
            Limited Partnership Agreement by and among Western PCS BTA I
            Corporation, Western Wireless Corporation, Cook Inlet PV/SS
            PCS Partners, L.P., Cook Inlet Telecommunications, Inc.,
            SSPCS Corporation and Providence Media Partners L.P., dated as of April 8, 1996.
10.15(5)    Second Amendment to Block "C" Organization and Financing
            Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P.
            Limited Partnership Agreement by and among Western PCS BTA I
            Corporation, Western Wireless Corporation, Cook Inlet PV/SS
            PCS Partners, L.P., Cook Inlet Telecommunications, Inc.,
            SSPCS Corporation and Providence Media Partners L.P., dated as of June 27, 1996.
10.16(5)    Third Amendment to Block "C" Organization and Financing
            Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P.
            Limited Partnership Agreement and First Amendment to
            Technical Services Agreement by and among Western PCS BTA I
            Corporation, Western Wireless Corporation, Cook Inlet PV/SS
            PCS Partners, L.P., Cook Inlet Telecommunications, Inc.,
            SSPCS Corporation, Providence Media Partners L.P. and Cook
            Inlet Western Wireless PV/SS PCS, L.P., dated July 30, 1996.
10.17(4)    Asset Purchase Agreement between Western PCS III License
            Corporation as Buyer and GTE Mobilnet Incorporated as
            Seller, dated January 16, 1996.
10.18(4)    Waiver Agreement by and among Western Wireless Corporation,
            Western PCS Corporation and certain of Western Wireless
            Corporation's shareholders, dated February 15, 1996.
10.19(11)   Software License Maintenance and Subscriber Billing Services
            Agreement, dated June 1997.
10.20(11)   First Amendment to Software License, Maintenance and
            Subscriber Billing Services Agreement dated December 1997, between CSC Intelicom, Inc., and Western Wireless
            Corporation.
10.21(12)   Iowa Wireless Services, L.P. Limited Partnership Agreement,
            dated as of September 30, 1997, by and between INS Wireless,
            Inc., as General Partner, and Western PCS I Iowa
            Corporation, as Limited Partnership.
10.22(12)   Agreement to Form Limited Partnership dated September 30,
            1997, by and among Western PCS Iowa Corporation, a Delaware corporation, INS Wireless, Inc., an Iowa corporation,
            Western PCS I Corporation, a Delaware corporation, and Iowa
            Network Services, Inc., an Iowa corporation.
10.23(12)   Purchase Agreement by and among Western PCS Corporation,
            Western Wireless Corporation, Hutchison Telecommunications
            Limited and Hutchison Telecommunications PCS (USA) Limited
            dated October 14, 1997.
10.24(11)   Letter Agreement dated December 16, 1997, between Western
            Wireless Corporation and Intelicom Services, Inc. to provide products and services pursuant to the Software License
            Maintenance and Subscriber Billing Services Agreements and
            First Amendment thereto.

 EXHIBIT                            DESCRIPTION
 -------                            -----------
10.25(12)   Services Agreement by and between Western Wireless
            Corporation and Western PCS Corporation.
10.26(12)   Shareholders Agreement by and among Western Wireless
            Corporation, Hutchison Telecommunications PCS (USA) Limited
            and Western PCS Corporation, dated February 17, 1998.
10.27(3)    Tax Sharing Agreement by and between Western Wireless
            Corporation and Western PCS Corporation, dated February 17,
            1998. (Contained as an exhibit to the Agreement and Plan of
            Distribution).
10.28(3)    First Amendment to Tax Sharing Agreement by and between
            Western Wireless Corporation and VoiceStream Wireless
            Corporation, dated May 3, 1999.
10.29(7)    Supply Contract by and between Western PCS Corporation and
            Nokia Telecommunications Inc., dated March 9, 1998.
10.30(7)    Purchase and Sale Agreement by and between Nokia Mobile
            Phones, Inc. and Western PCS Corporation, dated March 9,
            1998.
10.31(8)    Exchange Rights and Grant Agreement by and among Western PCS
            BTA I Corporation, Western Wireless Corporation, Cook Inlet
            Telecommunications, Inc. and VoiceStream Wireless
            Corporation, dated December 17, 1998.
10.32(8)    Exchange Rights and Grant Agreement by and among Western PCS
            BTA I Corporation, Western Wireless Corporation, SSPCS
            Corporation and VoiceStream Wireless Corporation, dated
            January 19, 1999.
10.33(3)    Cook Inlet/VoiceStream PCS LLC Limited Liability Company
            Agreement by and between Cook Inlet GSM Company and Western
            PCS BTA I Corporation, dated February 11, 1999.
10.34(3)    Registration Rights Agreement by and among VoiceStream
            Wireless Corporation, Hellman & Friedman Capital Partners
            II, L.P., H&F Orchard Partners, L.P., H&F International
            Partners, L.P., John W. Stanton, Theresa E. Gillespie, PN
            Cellular, Inc., Stanton Family Trust, Stanton Communications
            Corporation, GS Capital Partners, L.P., The Goldman Sachs
            Group, L.P., Bridge Street Fund 1992, L.P., Stone Street
            Fund 1992, L.P., and Providence Media Partners L.P., dated
            May 3, 1999.
10.35(3)    Shareholders Agreement by and among VoiceStream Wireless
            Corporation, Western Wireless Corporation, Hutchison
            Telecommunications Holdings (USA) Limited and Hutchison
            Telecommunications PCS (USA) Limited, dated May 3, 1999.
10.36(3)    First Amendment to Shareholders Agreement by and among
            VoiceStream Wireless Corporation, Western Wireless
            Corporation, Hutchison Telecommunications Holdings (USA)
            Limited and Hutchison Telecommunications PCS (USA) Limited
            dated.
10.37(9)    Indenture by and between VoiceStream Wireless Corporation
            and Harris Trust Company, dated May 14, 1999, relating to
            12% Series A Senior Debentures due 2011 and 12% Senior
            Debentures due 2011.
10.38(13)   Purchase Agreement, dated as of June 23, 1999, between
            Omnipoint Corporation and Cook Inlet/VS GSM II PCS, LLC.
10.39(13)   Purchase Agreement, dated as of June 23, 1999, between
            Omnipoint Corporation and Cook Inlet/VS GSM III PCS, LLC.
10.40(13)   Stock Subscription Agreement, dated as of June 23, 1999, by and among VoiceStream Wireless Corporation, Hutchison
            Telecommunications Limited and Hutchison Telecommunications
            PCS (USA) Limited.
10.41(13)   Securities Purchase Agreement, dated as of June 23, 1999, by and among VoiceStream Wireless Corporation, Hutchison
            Communications PCS (USA) Limited and Omnipoint Corporation.
10.42(4)    Employment Agreement by and between Robert R. Stapleton and
            Western Wireless Corporation, dated March 12, 1996.

 EXHIBIT                            DESCRIPTION
 -------                            -----------
10.43(4)    Employment Agreement by and between Cregg B. Baumbaugh and
            Western Wireless Corporation, dated March 12, 1996.
10.44(14)   Employment Agreement by and between Timothy Wong and Western
            Wireless Corporation, dated February 10, 1998.
10.45(14)   Employment Agreement by and between Robert Dotson and
            Western Wireless Corporation, dated February 10, 1998.
10.46(3)    Assignment and Assumption Agreement by and between Western
            Wireless Corporation and VoiceStream Wireless Corporation
            with respect to the Employment Agreement of Robert R.
            Stapleton, dated May 3, 1999.
10.47(3)    Assignment and Assumption Agreement by and between Western
            Wireless Corporation and VoiceStream Wireless Corporation
            with respect to the Employment Agreement of Cregg B.
            Baumbaugh, dated May 3, 1999.
10.48(3)    Assignment and Assumption Agreement by and between Western
            Wireless Corporation and VoiceStream Wireless Corporation
            with respect to the Employment Agreement of Timothy Wong,
            dated May 3, 1999.
10.49(3)    Assignment and Assumption Agreement by and between Western
            Wireless Corporation and VoiceStream Wireless Corporation
            with respect to the Employment Agreement of Robert Dotson, dated May 3, 1999.
10.50(15)   Employment Agreement, dated as of January 1, 1999, by and
            between Omnipoint and Douglas G. Smith.
10.51(16)   Employment Agreement, effective October 1, 1995, by and
            between Omnipoint, Omnipoint Communications Inc. and George
            F. Schmitt.
10.52(16)   Promissory Note, dated October 1, 1995, by George F.
            Schmitt.
10.53(16)   Stock Restriction Agreement, dated October 1, 1995, by and between Omnipoint and George F. Schmitt.
10.54(17)   First Amendment to Stock Restriction Agreement, dated as of
            June 21, 1999, by and between Omnipoint Communications, Inc.
            and George F. Schmitt.
10.55(18)   Employment Agreement, dated November 3, 1996, by and between
            Omnipoint and Kjell S. Andersson.
10.56(18)   Amendment to Employment Agreement dated as of February 24,
            1997, between Omnipoint and Kjell S. Andersson.
10.57(18)   Promissory Note, dated February 24, 1997, by Kjell S.
            Andersson.
10.58(18)   Stock Restriction Agreement, dated February 24, 1997, by and between Omnipoint and Kjell S. Andersson.
10.59(15)   Employment Agreement, dated as of April 23, 1999, by and
            between Omnipoint and Harry Plonskier.
10.60(16)   Amended and Restated Registration Rights Agreement, dated
            June 29, 1995, by and among Omnipoint and the parties named therein.
10.61(16)   OEM Supply Agreement for Omnipoint PCS (Personal
            Communication Systems) Products, dated September 22, 1994, by and between Omnipoint and Northern Telecom Inc.
10.62(16)   Manufacturing License and Escrow Agreement for Personal
            Communication Service Products, dated February 28, 1995, by and between Omnipoint and Northern Telecom Inc.
10.63(16)   Collaborative Development Agreement, dated March 1, 1995, by and between Omnipoint and Northern Telecom Inc.
10.64(16)   Supply Agreement, dated September 22, 1994, by and between
            Omnipoint Communications Inc. and Northern Telecom Inc.
10.65(16)   Amendment No. 1 to Supply Agreement dated July 21, 1995, by and between Omnipoint Communications Inc. and Northern
            Telecom Inc.

 EXHIBIT                            DESCRIPTION
 -------                            -----------
10.66(16)   Letter Agreement, dated January 24, 1996, by and between
            Omnipoint and Ericsson Inc.
10.67(19)   Acquisition Agreement for Ericsson CMS 40 Personal
            Communications Systems (PCS) Infrastructure Equipment, dated as of April 16, 1996, by and between Ericsson Inc. and
            Omnipoint Communications.
10.68(19)   Acquisition Supply and License Agreement for Omnipoint
            Personal Communications Systems (PCS) Infrastructure
            Equipment, dated as of April 16, 1996, by and between
            Ericsson Inc. and Omnipoint.
10.69(19)   Agreement for Purchase and Sale of Ericsson Inc. Masko
            Terminal Units, dated as of April 16, 1996, by and between
            Ericsson, Inc. and Omnipoint Communications Inc.
10.70(20)   Purchase Agreement by and among Omnipoint Corporation,
            Donaldson, Lufkin & Jenrette Securities Corporation,
            BancAmerica Robertson Stephens, Bear, Stearns & Co., Inc.
            and Smith Barney Inc., dated May 1, 1998.
10.71(20)   Deposit Agreement by and among Omnipoint Corporation, Marine
            Midland Bank, and the Holders from time to time of the
            Depositary Shares, dated May 6, 1998.
10.72(20)   Deposit Account Agreement by and between Omnipoint
            Corporation and The First National Bank of Maryland, dated
            May 6, 1998.
10.73(21)   Note Purchase Agreement by and among Omnipoint Corporation,
            IBJ Schroder Bank & Trust Company, as paying agent, and
            certain initial purchasers named therein, dated December 21,
            1998.
10.74(2)    Securities Purchase Agreement by and among VoiceStream
            Wireless Corporation, Hutchison Telecommunications PCS (USA)
            Limited and Omnipoint Corporation, dated as of June 23,
            1999.
10.75(22)   PCS Infrastructure Supply Contract, dated as of March 1,
            1996, between Aerial and Nokia Telecommunications, Inc.
10.76(23)   Tax Settlement Agreement dated March 12, 1999, by and
            between Aerial, Aerial Operating Company, Inc. and Telephone and Data Systems, Inc.
10.77(24)   Stockholder Agreement dated as of September 17, 1999, by and between Telephone and Data Systems, Inc. and stockholders of
            Aerial Communications, Inc., and VoiceStream Wireless
            Corporation, and VoiceStream Wireless Holding Corporation.
10.78(24)   Indemnity Agreement, dated as of September 17, 1999, among
            VoiceStream Wireless Corporation, VoiceStream Wireless
            Holding Corporation, Aerial Communications, Inc., Aerial
            Operating Company, Inc., and Telephone and Data Systems,
            Inc.
10.79(24)   Debt/Equity Replacement Agreement dated as of September 17,
            1999, made by and among Telephone and Data Systems, Inc.,
            Aerial Communications, Inc., Aerial Operating Company, Inc.,
            VoiceStream Wireless Corporation, and VoiceStream Wireless
            Holding Corporation.
10.80(24)   Parent Stockholder Agreement dated as of September 17, 1999, by and among Aerial Communications, Inc., Telephone and Data
            Systems, Inc., VoiceStream Wireless Corporation, VoiceStream
            Wireless Holding Corporation and the individuals and
            entities set forth on Schedule I thereto.
10.81.1(15) Consent and Amendment dated as of November 12, 1999, by and among Aerial Communications, Inc., Telephone and Data
            Systems, Inc., VoiceStream Wireless Corporation, VoiceStream
            Wireless Holding Corporation, and Hellman & Friedman Capital
            Partners II, H&F Orchard Partners, L.P., H&F International
            Partners, L.P., John W. Stanton, Theresa Gillespie, PN
            Cellular, Inc., Stanton Family Trust, Stanton Communications
            Corporation, GS Capital Partners, L.P., The Goldman Sachs
            Group, Inc., Bridge Street Fund 1992, L.P., Stone Street
            Fund 1992, L.P., Providence Media Partners, L.P., Hutchison
            Telecommunications Holdings (USA) Limited, and Hutchison
            Telecommunications PCS (USA) Limited.

 EXHIBIT                            DESCRIPTION
 -------                            -----------
10.82(24)   Settlement Agreement and Release, entered into as of
            September 17, 1999 by and among Sonera Ltd., Sonera
            Corporation U.S., Telephone and Data Systems, Inc., Aerial
            Communications, Inc., and Aerial Operating Company, Inc.
10.83(25)   Stock Subscription Agreement, dated as of February 11, 2000, by and among VoiceStream Wireless Corporation and Microcell
            Telecommunications Inc.
10.84(25)   Shareholders Agreement of Microcell Telecommunications,
            dated as of February 11, 2000 by and between VoiceStream
            Wireless Corporation and Telesystem Enterprises (T.E.L.)
            Ltd.
10.85       Credit Agreement dated as of February 25, 2000, by and among
            VoiceStream PCS Holdings L.L.C., Omnipoint Finance, L.L.C.,
            Chase Securities Inc., Bank of America Securities L.L.C., TD
            Securities (USA) Inc., Goldman Sachs Credit Partners L.P.,
            Barclays Capital and SG Cowen, Toronto Dominion (Texas) Inc.
23.1        Consent of Arthur Andersen LLP (independent public
            accountants for VoiceStream Wireless Corporation).
27.1        Financial Data Schedule.

---------------
 (1) Incorporated by reference to the VoiceStream Wireless Holding Corporation Registration Statement on Form S-4 (Commission File No. 333-89735), filed January 24, 2000.

 (2) Incorporated by reference to the exhibit filed with the VoiceStream Wireless Holding Corporation Registration Statement on Form S-4 (Commission File No. 333-89735), filed October 27, 1999.

 (3) Incorporated by reference to the exhibit filed with VoiceStream Wireless Corporation Form 10/A, filed with the SEC on April 13, 1999.

 (4) Incorporated by reference to the exhibit filed with the Western Wireless Corporation Registration Statement on Form S-1 (Commission File No. 333-2432), filed with the SEC on March 15, 1996.

 (5) Incorporated by reference to the exhibit filed with the Western Wireless Corporation Registration Statement on Form S-4 (Commission File No. 333-14859), filed with the SEC on October 25, 1996.

 (6) Incorporated by reference to the exhibit filed with the Western Wireless Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28160), filed with the SEC on March 31, 1997.

 (7) Incorporated by reference to the exhibit filed with the Western Wireless Corporation Form 10-Q/A for the quarter ended June 30, 1998 (Commission File No. 0-28160), filed with the SEC on August 17, 1998.

 (8) Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10 (Commission File No. 0-25441), filed with the SEC on February 24, 1999.

 (9) Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 8-K, filed with the SEC on May 27, 1999.

(10) Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10-Q, filed with the SEC on August 9, 1999.

(11) Incorporated by reference to the exhibit filed with the Western Wireless Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-28160), filed with the SEC on March 27, 1998.

(12) Incorporated by reference to the exhibit filed with the Western Wireless Corporation Form 10-Q for the quarter ended September 30, 1997 (Commission File No. 0-28160), filed with the SEC on November 6, 1997.

(13) Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation form 8-K, filed with the SEC on July 7, 1999.

(14) Incorporated by reference to the Western Wireless Corporation Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 0-28160), filed with the SEC on May, 11, 1998.

(15) Incorporated by reference to the exhibit filed with the VoiceStream Wireless Holding Corporation Registration Statement on Form S-4 (Commission File No. 333-89735), filed December 3, 1999.

(16) Incorporated herein by reference to Omnipoint's Registration Statement on Form S-1 (Commission File No. 33-98360).

(17) Incorporated by reference to the exhibit filed with the VoiceStream Wireless Holding Corporation Registration Statement on Form S-4 (Commission File No. 333-89735), filed December 29, 1999.

(18) Incorporated herein by reference to Omnipoint's Annual Report on Form 10-K for the year ended December 31, 1996.

(19) Incorporated herein by reference to Omnipoint's Current Report on form 8-K, filed May 3, 1996. Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to Omnipoint's application requesting confidential treatment under Rule 24b-2 of the Exchange Act of 1934, filed with the SEC on May 3, 1996.

(20) Incorporated herein by reference to Omnipoint's Quarterly Report on Form 10-Q, filed with the SEC on May 15, 1998.

(21) Incorporated herein by reference to Omnipoint's Current Report on Form 8-K, filed with the SEC on December 29, 1998.

(22) Incorporated by reference to Exhibit 10.13 to Aerial's Amendment No. 1 to Form S-1 (Commission File No. 333-1514), filed with the SEC on March 29, 1996.

(23) Incorporated by reference to Exhibit 10.22 to Aerial Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-28262), filed with the SEC on March 31, 1996.

(24) Incorporated herein by reference to the Telephone and Data Systems, Inc. Form 8-K, filed with the SEC on September 17, 1999.

(25) Incorporated herein by reference to VoiceStream's Form 8-K, filed with the SEC on March 3, 2000.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        VOICESTREAM WIRELESS CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

VoiceStream Wireless Corporation:

     We have audited the accompanying consolidated balance sheets of VoiceStream Wireless Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VoiceStream Wireless Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington
February 28, 2000

                        VOICESTREAM WIRELESS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
Current assets:
  Cash and cash equivalents.................................  $   235,433    $    8,057
  Accounts receivable, net of allowance for doubtful
     accounts of $17,482 and $5,715, respectively...........       97,739        24,766
  Inventory.................................................       63,072        20,182
  Prepaid expenses and other current assets.................       14,332         6,393
                                                              -----------    ----------
          Total current assets..............................      410,576        59,398
Property and equipment, net of accumulated depreciation of
  $284,670 and $151,408, respectively.......................      931,792       619,280
Licensing costs and other intangible assets, net of
  accumulated amortization of $21,815 and $13,799,
  respectively..............................................      450,261       312,040
Investments in and advances to unconsolidated affiliates....      409,721        60,938
Other assets................................................       19,563
                                                              -----------    ----------
                                                              $ 2,221,913    $1,051,656
                                                              ===========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    22,878    $   16,172
  Accrued liabilities.......................................      116,031        45,566
  Construction accounts payable.............................       61,398        58,217
  Payable to Western Wireless...............................        2,778         5,071
                                                              -----------    ----------
          Total current liabilities.........................      203,085       125,026
Long-term debt..............................................    2,011,451       540,000
Commitments and contingencies (Note 8)
Shareholders' equity:
  Preferred stock, no par value, 50,000,000 shares
     authorized; no shares issued and outstanding
  Common stock, no par value, and paid-in capital;
     300,000,000 shares authorized, 96,305,360 and
     95,541,623 shares issued and outstanding,
     respectively...........................................    1,095,539       994,789
  Deferred compensation.....................................      (25,264)
  Deficit...................................................   (1,062,898)     (608,159)
                                                              -----------    ----------
          Total shareholders' equity........................        7,377       386,630
                                                              -----------    ----------
                                                              $ 2,221,913    $1,051,656
                                                              ===========    ==========

          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1999           1998          1997
                                                       -----------    -----------    ---------
Revenues:
  Subscriber revenues................................  $   366,802    $   123,966    $  52,360
  Roamer revenues....................................        9,295          3,506          227
  Equipment revenues.................................       78,025         40,490       25,143
  Other revenues.....................................       21,407
                                                       -----------    -----------    ---------
          Total revenues.............................      475,529        167,962       77,730
                                                       -----------    -----------    ---------
Operating expenses:
  Cost of service....................................      114,007         50,978       43,183
  Cost of equipment sales............................      136,584         77,071       53,469
  General and administrative.........................      134,812         75,343       51,678
  Sales and marketing................................      211,399         85,447       59,466
  Depreciation and amortization......................      140,812         83,767       66,875
  Stock based compensation...........................       60,690
                                                       -----------    -----------    ---------
          Total operating expenses...................      798,304        372,606      274,671
                                                       -----------    -----------    ---------
Operating loss.......................................     (322,775)      (204,644)    (196,941)
                                                       -----------    -----------    ---------
Other income (expense):
  Interest and financing expense, net................     (103,461)       (34,118)     (57,558)
  Equity in net losses of unconsolidated
     affiliates......................................      (50,945)       (24,120)      (9,327)
  Interest income and other, net.....................       22,442          8,616           11
                                                       -----------    -----------    ---------
          Total other expense, net...................     (131,964)       (49,622)     (66,874)
                                                       -----------    -----------    ---------
     Net loss........................................  $  (454,739)   $  (254,266)   $(263,815)
                                                       ===========    ===========    =========
Basic and diluted loss per common share..............  $     (4.75)   $     (2.75)
                                                       ===========    ===========
Weighted average common shares used in computing
  basic and diluted loss per common share............   95,708,000     92,387,000
                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                                  PAR VALUE
                                  COMMON         AND PAID-IN         DEFERRED
                                  STOCK            CAPITAL         COMPENSATION     DEFICIT       TOTAL
                                ----------   -------------------   ------------   -----------   ---------
Balance, January 1, 1997......  76,531,259       $  231,731                       $   (90,078)  $ 141,653
  Additional capital
     contribution.............                      518,269                                       518,269
  Net loss....................                                                       (263,815)   (263,815)
                                ----------       ----------          --------     -----------   ---------
Balance, December 31, 1997....  76,531,259          750,000                          (353,893)    396,107
  Shares issued:
     Private placement........  19,010,364          244,789                                       244,789
  Net loss....................                                                       (254,266)   (254,266)
                                ----------       ----------          --------     -----------   ---------
Balance, December 31, 1998....  95,541,623          994,789                          (608,159)    386,630
  Shares issued for stock
     compensation plans.......     763,737            3,643                                         3,643
  Return of capital
     contribution.............                      (20,000)                                      (20,000)
  Deferred compensation.......                       86,543          $(85,954)                        589
  Vesting of deferred
     compensation.............                                         60,690                      60,690
  Exchange rights.............                       30,564                                        30,564
  Net loss....................                                                       (454,739)   (454,739)
                                ----------       ----------          --------     -----------   ---------
Balance, December 31, 1999....  96,305,360       $1,095,539          $(25,264)    $(1,062,898)  $   7,377
                                ==========       ==========          ========     ===========   =========

          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1999          1998         1997
                                                         -----------    ---------    ---------
Operating activities:
  Net loss.............................................  $  (454,739)   $(254,266)   $(263,815)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.....................      140,812       83,767       66,875
     Interest accretion on senior discount notes.......        3,925
     Equity in net loss of unconsolidated affiliates...       50,945       24,120        9,327
     Stock based compensation..........................       60,690
     Allowance for bad debt............................       11,767        3,675        1,293
     Amortization of debt issuance cost................        1,528          571        1,122
     Changes in operating assets and liabilities, net
       of effects from consolidating acquired
       interests:
       Accounts receivable.............................      (84,740)     (10,066)     (14,262)
       Inventory.......................................      (42,890)       2,534       (2,581)
       Prepaid expenses and other current assets.......       (6,296)       2,124       (4,957)
       Accounts payable................................        6,706       13,669       (8,068)
       Accrued liabilities.............................       70,465       20,941       16,937
                                                         -----------    ---------    ---------
          Net cash used in operating activities........     (241,827)    (112,931)    (198,129)
                                                         -----------    ---------    ---------
Investing activities:
  Purchase of property and equipment...................     (401,621)    (206,503)    (264,432)
  Additions to licensing costs and other intangible
     assets............................................       (4,495)     (12,871)     (71,634)
  Acquisition of wireless properties, net of cash
     acquired..........................................     (152,517)                   (4,645)
  Investments in and advances to unconsolidated
     affiliates........................................     (369,461)     (34,259)     (37,240)
  Refund of deposit held by FCC........................                                  7,749
  Other................................................      (19,563)
                                                         -----------    ---------    ---------
          Net cash used in investing activities........     (947,657)    (253,633)    (370,202)
                                                         -----------    ---------    ---------
Financing activities:
  Proceeds from issuance of common stock, net..........        3,643      244,789
  Additions to long-term debt..........................    2,622,526      540,000      157,000
  Repayment of long-term debt..........................   (1,155,000)    (300,000)
  (Repayment of) advances from Western Wireless, net...        6,291     (105,446)     406,254
  Return of capital....................................      (20,000)
  Deferred financing costs, net........................      (40,600)      (5,059)
                                                         -----------    ---------    ---------
          Net cash provided by financing activities....    1,416,860      374,284      563,254
                                                         -----------    ---------    ---------
Change in cash and cash equivalents....................      227,376        7,720       (5,077)
Cash and cash equivalents, beginning of year...........        8,057          337        5,414
                                                         -----------    ---------    ---------
Cash and cash equivalents, end of year.................  $   235,433    $   8,057    $     337
                                                         ===========    =========    =========

          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION:

     VoiceStream Wireless Corporation ("VoiceStream") provides wireless communications services in urban markets in the United States through the ownership and operation of PCS licenses. VoiceStream has commenced commercial operations in thirteen markets under the VoiceStream brand name using the Global System for Mobile Communications ("GSM") technology. Additionally, VoiceStream PCS services are offered in four additional markets in conjunction with joint ventures.

     In June 1999 VoiceStream formed a wholly owned subsidiary ("VoiceStream Delaware") as a Delaware corporation to act as the parent company for business combinations involving VoiceStream. On February 25, 2000, as a result of a reorganization of VoiceStream, VoiceStream Delaware, as a holding company, became the parent of Omnipoint Corporation and of VoiceStream.

     Prior to May 3, 1999, VoiceStream was an 80.1% owned subsidiary of Western Wireless Corporation. The remaining 19.9% was owned by Hutchison
Telecommunications PCS (USA) Limited, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. On May 3, 1999, VoiceStream was formally separated in a spin-off transaction from Western Wireless' other operations.

     On February 24, 2000, the stockholders of VoiceStream and Aerial Communications, Inc. approved VoiceStream's acquisition by merger of Aerial. The closing of the Aerial merger is contingent upon, among other things, FCC approval and is expected to be completed early in the second quarter of this year.

     VoiceStream expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it expands its PCS systems and customer base. These losses are expected to be financed through borrowings or the issuance of new debt or additional equity. There can be no assurance that such funds will be available to VoiceStream on acceptable or favorable terms.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of consolidation:

     The consolidated financial statements include the accounts of VoiceStream and its wholly owned subsidiaries. All affiliate investments in which VoiceStream has between a 20% and 50% interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

  Cash and cash equivalents:

     Cash and cash equivalents generally consist of cash and marketable securities that have original maturity dates not exceeding three months. Such investments are stated at cost, which approximates fair value.

  Revenue recognition:

     Service revenues based on customer usage are recognized at the time the service is provided. Access and special feature service revenues are recognized when earned. Sales of equipment, primarily handsets, are recognized when the goods are delivered to the customer.

  Inventory:

     Inventory consists primarily of handsets and accessories. Inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
  Property and equipment and depreciation:

     Property and equipment are stated at cost. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets which primarily range from three to twenty years.

  Licensing costs and other intangible assets and amortization:

     Licensing costs primarily represent costs incurred to acquire Federal Communication Commission's ("FCC") PCS licenses, including PCS licenses principally obtained through acquisitions.

     Amortization of licenses begins with the commencement of service to customers and is computed using the straight-line method over 40 years.

     Other intangible assets consist primarily of deferred financing costs and certain lease rights. Deferred financing costs are amortized using the effective interest method over the terms of the respective loans. Lease rights are being amortized over the remaining life of the lease.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," VoiceStream periodically evaluates whether there has been any indication of impairment of its long-lived assets, including its licensing costs and other intangibles. As of December 31, 1999, there has been no indication of such impairment.

  Capitalized Interest:

     VoiceStream PCS licenses and wireless communications systems represent qualified assets pursuant to SFAS No. 34, "Capitalization of Interest Cost." VoiceStream capitalized interest of $2.5 million in 1999, $1.8 million in 1998 and $4.0 million in 1997.

  Income taxes:

     Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded, if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For income tax purposes, VoiceStream's results have historically been included in the consolidated federal income tax return of Western Wireless for the periods ended May 3, 1999, December 31, 1998 and December 31, 1997. For these periods, the provision/benefit for income taxes has been computed as if VoiceStream filed a separate federal income tax return using the tax rate applicable to Western Wireless on a consolidated basis. After the Spin-off, VoiceStream's results of operations are no longer included in Western Wireless' consolidated tax return.

  Loss per common share:

     Loss per common share is calculated using the weighted average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, "Earnings Per Share." Due to the net loss incurred during the periods presented, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
  Stock-based compensation plans:

     VoiceStream accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 10 for discussion of the effect on net loss and other related disclosures had VoiceStream accounted for these plans under SFAS No. 123, "Accounting for Stock-Based Compensation."

  Fair value of financial instruments:

     As required under the Credit Facility (as defined in Note 7), VoiceStream enters into interest rate swap and cap agreements to manage interest rate exposure pertaining to long-term debt. VoiceStream has only limited involvement with these financial instruments, and does not use them for trading purposes. In addition, VoiceStream has historically held derivative financial instruments to maturity and has never recognized a material gain or loss on disposal. It is VoiceStream's intent to hold existing derivatives to maturity. Interest rate swaps are accounted for on an accrual basis, the income or expense of which is included in interest expense. Premiums paid to purchase interest rate cap agreements are classified as an asset and amortized to interest expense over the terms of the agreements. These transactions do not subject VoiceStream to risk of loss because gains and losses on these contracts are offset against losses and gains on the underlying liabilities. No collateral is held in relation to financial instruments.

     The carrying value of short-term financial instruments approximates fair value due to the short maturity of these instruments. The fair value of long-term debt is based on incremental borrowing rates currently available on loans with similar term and maturities. VoiceStream does not hold or issue any financial instruments for trading purposes.

  Supplemental cash flow disclosure:

     Cash paid for interest (net of amounts capitalized) was $77.5 million in 1999, $26.8 million in 1998 and $17.8 million in 1997.

     Non-cash investing and financing activities were as follows:

                                                          YEAR ENDED DECEMBER, 31
                                                       ------------------------------
                                                        1999       1998        1997
               (dollars in thousands)                  -------    -------    --------
Conversion of payable to Western Wireless to equity
  (See Note 14)......................................                        $518,269
Exchange rights......................................  $30,564

  Estimates used in preparation of financial statements:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Reclassifications:

     Certain amounts in prior year's financial statements have been reclassified to conform to the 1999 presentation.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
  Recently issued accounting standards:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance of VoiceStream's December 31, 2000, quarterly financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on VoiceStream's financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133", issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the issuance of VoiceStream's March 31, 2000, quarterly financial statements. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunication services. VoiceStream is currently evaluating the full impact of this bulletin to determine the impact on its financial position and results of operations.

 3. PROPERTY AND EQUIPMENT:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
(dollars in thousands)                                        ---------    ---------
Land, buildings and improvements............................  $  24,590    $  15,549
Wireless communications systems.............................    849,148      459,710
Furniture and equipment.....................................    109,576       57,840
                                                              ---------    ---------
                                                                983,314      533,099
Less accumulated depreciation...............................   (284,670)    (151,408)
                                                              ---------    ---------
                                                                698,644      381,691
Construction in progress....................................    233,148      237,589
                                                              ---------    ---------
                                                              $ 931,792    $ 619,280
                                                              =========    =========

     Depreciation expense was $133.9 million in 1999, $77.6 million in 1998 and $61.2 million in 1997.

 4. LICENSING COSTS AND OTHER INTANGIBLE ASSETS:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
(dollars in thousands)                                        --------    --------
License costs...............................................  $323,272    $320,834
Lease rights................................................   101,376
Other intangible assets.....................................    47,428       5,005
                                                              --------    --------
                                                               472,076     325,839
Accumulated amortization....................................   (21,815)    (13,799)
                                                              --------    --------
                                                              $450,261    $312,040
                                                              ========    ========

     Amortization expense was $6.9 million in 1999, $6.2 million in 1998 and $5.7 million in 1997.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

     A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet VoiceStream PV/SS PCS, LP ("Cook Inlet PCS"). VoiceStream funded the operations of Cook Inlet PCS during 1999 and 1998 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the years ended December 31, 1999, 1998 and 1997. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $124.6 million and $47.9 million at December 31, 1999 and 1998, respectively.

     In January 1999, certain partners of Cook Inlet PCS, including VoiceStream, formed another joint venture, Cook Inlet/VoiceStream PCS LLC ("CIVS") (49.9% of which is owned by a subsidiary of VoiceStream), to participate in the FCC's reauction of C and F Block licenses in 1999. VoiceStream contributed a total of $21.1 million and Cook Inlet partners contributed $17.4 million for the deposit required by the FCC to participate in the reauction. This auction was completed in April 1999 and resulted in CIVS as the high bidder for 28 licenses including both the Dallas and Chicago Basic Trading Areas ("BTAs"), for an aggregate amount of $192.3 million. These licenses were granted by the FCC in October 1999, and VoiceStream contributed a total of $103.0 million to CIVS, representing a capital contribution of $61.8 million and an advance to the partnership of $41.2 million. The Cook Inlet partners contributed $50.8 million to CIVS for the remainder due. Amounts advanced to CIVS by VoiceStream have since been repaid.

     The Cook Inlet partners have certain rights, but not the obligation, to exchange their joint venture interests for a fixed number of shares of VoiceStream's common stock for a 30 day period beginning after the FCC regulatory holding period has expired (currently five years after the issuance date of the licenses held by CIVS). The fair value of the CIVS exchange rights of $30.6 million have been recorded as an increase to investment in and advances to unconsolidated affiliates and additional paid-in capital at December 31, 1999. The exchange rights are being amortized over the life of these exchange rights. For the year ended December 31, 1999, $1.7 million in expense was recognized for this amortization.

     VoiceStream and the Cook Inlet Partners have entered into reciprocal technical services agreements which allow each to utilize airtime on the others spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties. During 1999, VoiceStream earned revenues of $21.4 million and incurred expenses of $25.0 million in fees related to these agreements.

     In January 2000, CIVS reached an agreement with an infrastructure equipment vendor providing CIVS with up to $735 million, composed of a $160 million revolving credit agreement, term loans of up to $325 million, consisting of $125 million in Tranche A and $200 million in Tranche B, $100 million of 13% Series A Senior Discount Notes, and up to $150 million 13% Series A Subordinated Notes. The senior secured facility and the subordinated facilities are not guaranteed by VoiceStream but are secured by certain assets of CIVS. The net proceeds will be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facilities is based upon certain equipment purchases by CIVS, with up to $735 million in the aggregate being available.

     In February 2000, VoiceStream announced that it had agreed to make an investment of approximately $275.0 million in newly issued Class A shares of Microcell. The per share transaction price was equal to the closing market price of Microcell's publicly traded Class B Non-Voting shares on the Nasdaq National Market System on January 6, the date the agreement in principle was reached.

     The Class A shares constitute approximately 15% of the issued and outstanding equity securities of Microcell. Class A shares are non-voting but are convertible at any time into common shares, which are voting (subject to Canadian foreign ownership restrictions). If fully converted, these common shares would represent

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (CONTINUED):
a 22.6% voting interest in Microcell. VoiceStream will apply the equity method of accounting to this investment. Additionally, VoiceStream was able to designate two members of Microcell's Board of Directors.

 6. ACCRUED LIABILITIES:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
(dollars in thousands)
Accrued payroll and benefits................................  $ 32,436    $ 6,558
Accrued interest expense....................................    18,652      2,823
Accrued property taxes and other taxes......................    22,606     25,693
Other.......................................................    42,337     10,492
                                                              --------    -------
                                                              $116,031    $45,566
                                                              ========    =======

 7. LONG-TERM DEBT:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
(dollars in thousands)
Credit Facility:
  Revolver..................................................  $  250,000    $290,000
  Term loan.................................................     250,000     250,000
10 3/8% Senior Notes........................................   1,100,000
11 7/8% Senior Discount Notes...............................     720,000
                                                              ----------    --------
                                                               2,320,000     540,000
Less unamortized discount...................................    (308,549)
                                                              ----------    --------
                                                              $2,011,451    $540,000
                                                              ==========    ========

     At December 31, 1999, VoiceStream, through a wholly-owned subsidiary, has a credit facility with a consortium of lenders (the "Credit Facility") consisting of $500 million in revolving credit and $250 million in a delayed draw term loan (collectively the "Revolver") and a term loan for $250 million (the "Term Loan"). As of December 31, 1999, $500 million was outstanding under the Credit Facility.

     On February 25, 2000, immediately following the completion of the Omnipoint merger, VoiceStream entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available term loans and revolving credit loans in an aggregate principal amount not to exceed $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Immediately following the completion of the Omnipoint merger, VoiceStream used the proceeds of draws on the new credit facility to pay down certain long-term debt of Omnipoint. Additionally, a portion of the cash equity investments received from Hutchison Telecommunications PCS (USA) and Sonera, described below, were used to pay off the remaining balance on the previous Credit Facility.

     The availability of the revolving credit portion of the new credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages: 10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight. The term loan portions of the new credit facility is comprised of a $900 million Tranche A and a $1 billion Tranche B. Tranche A is required to be amortized at the same rate that the availability under the revolving credit portion of the anticipated new credit facility reduces with a final maturity on the eighth

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 7. LONG-TERM DEBT (CONTINUED):
anniversary of the closing date. Tranche B is required to be amortized in the following amounts during the period commencing three years after the closing date through the ninth anniversary: $10 million in each of years four through eight and the remaining balance in year nine.

     Borrowings under Tranche A bear interest, at the borrower's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the new credit facility, of VoiceStream.

     Tranche B bears interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate.

     The new credit facility contains affirmative and negative covenants, with which VoiceStream must comply, including financial covenants, and provides for various events of default. The new credit facility permits the incurrence of additional indebtedness of up to $1.5 billion. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of the VoiceStream and certain of its subsidiaries.

     As noted above, the new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would be secured by the same collateral as other indebtedness under the new credit facility. In March 2000, VoiceStream reached agreements in principle with an infrastructure equipment vendor and a bank whereby such vendor and bank would provide up to $1 billion in senior credit facilities and VoiceStream would agree to acquire certain equipment, software and services from the vendor. The vendor facilities would have a maturity of 9.25 years and be available in multiple draws, including $500 million that could be drawn by April 28, 2000, $250 million that could be drawn by July 14, 2000, and $250 million that could be drawn by October 31, 2000. Net proceeds of the vendor facilities would be used for the same purposes as proceeds under the new credit facility, and would be governed by the same covenants and agreements as the new credit facility. Although VoiceStream is working diligently with the vendor and bank to prepare formal contracts, there can be no assurance that formal contracts will be executed or that such funds will be available to VoiceStream.

     Certain long-term debt agreements of Omnipoint, and now of VoiceStream, contain provisions which require VoiceStream to offer repayment of outstanding amounts when a change of control occurs. The Omnipoint merger constituted a change of control. Under certain agreements, VoiceStream is required to offer to repay to the lenders amounts outstanding. Additionally, the holders of the debt issued under certain of these agreements are entitled to a prepayment premium. It is expected that the lenders will not exercise the offer to repay amounts outstanding. However, there can be no assurance that the lenders' options will not be exercised. In the unlikely event that the lenders do exercise the offer of repayment, VoiceStream would utilize the funds available from the new credit facility.

     In May 1999, one of VoiceStream's infrastructure equipment vendors purchased $400 million of VoiceStream's newly issued 12% Senior Debentures (the "Senior Debentures"). The amounts outstanding under the Senior Debentures were repaid in November 1999 with the proceeds received from the private offering of Senior Notes and Senior Discount Notes, discussed below.

     In November 1999, VoiceStream, through a private offering circular, offered a combination of 10 3/8% Senior Notes and 11 7/8% Senior Discount Notes for aggregate net proceeds of approximately $1.46 billion.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 7. LONG-TERM DEBT (CONTINUED):
VoiceStream used $400 million of the proceeds from the Senior Notes to repay the Senior Debentures and an additional $485 million to repay outstanding borrowings under the revolver portion of the Credit Facility.

     Proceeds from the Senior Notes issued were $1.1 billion. The Senior Discount Notes were issued at a discount, resulting in proceeds of $403.6 million, which will accrete over five years to its full principal value of $720 million. The Senior Notes and the Senior Discount Notes mature on November 15, 2009, and are redeemable after five years at VoiceStream's option, in whole or in part, at varying redemption prices. Interest on the Senior Notes will accrue at the rate of 10 3/8% per annum and will be payable semiannually beginning May 15, 2000. Interest on the Senior Discount Notes will accrue at a rate of 11 7/8% per annum and will be payable semiannually commencing on May 15, 2005. The note indentures contain affirmative and negative covenants. As of December 31, 1999, VoiceStream was in compliance with these covenants.

     The Credit Facility requires VoiceStream to enter into interest rate swap and cap agreements to manage the interest rate exposure pertaining to borrowings under the Credit Facility. VoiceStream had entered into interest rate caps and swaps with a total notional amount of $325.0 million at December 31, 1999. Generally these instruments have initial terms ranging from 1 to 4 years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 6.06% during the year ended December 31, 1999. The amount of unrealized gain or loss attributable to changing interest rates at December 31, 1999, was not material.

     The aggregate amounts of principal maturities of VoiceStream's long-term debt at December 31, 1999, are as follows (dollars in thousands):

Year ending December 31,
2000........................................................  $        0
2001........................................................      15,000
2002........................................................      27,500
2003........................................................      40,000
2004........................................................      52,500
Thereafter..................................................   2,185,000
                                                              ----------
                                                              $2,320,000
                                                              ==========

 8. COMMITMENTS AND CONTINGENCIES:

  Commitments:

     Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of December 31, 1999, are summarized below (dollars in thousands):

Year ending December 31,
2000........................................................  $ 36,344
2001........................................................    30,910
2002........................................................    21,665
2003........................................................    18,136
2004........................................................     9,452
Thereafter..................................................    21,646
                                                              --------
                                                              $138,153
                                                              ========

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 8. COMMITMENTS AND CONTINGENCIES (CONTINUED):
     Aggregate rental expense for all operating leases was approximately $32.1 million in 1999, $21.3 million in 1998 and $18.0 million in 1997.

     In order to ensure adequate supply and availability of certain infrastructure equipment and services, VoiceStream has committed to purchase PCS equipment from various suppliers. The aggregate amount of these commitments total $775.0 million as of December 31, 1999. At December 31, 1999, VoiceStream has ordered approximately $549.5 million under all of these agreements, of which approximately $32.6 million is undelivered. In March 2000, VoiceStream committed to purchase an additional $352 million of similar PCS equipment from a supplier.

     VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

  Contingencies:

     As a result of the Omnipoint and Aerial mergers, VoiceStream may have to make substantial tax indemnity payments to Western Wireless. In the spin-off transaction effected on May 3, 1999, Western Wireless distributed its entire 80.1% interest in VoiceStream's common stock to its stockholders. Western Wireless will recognize gain as a result of the spin-off, if the spin-off is considered to be part of a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, 50% or more of VoiceStream's common stock, considered under IRS rules a "prohibited transaction". VoiceStream has agreed to indemnify Western Wireless on an after-tax basis for any taxes, penalties, interest and various other expenses incurred by Western Wireless if it is required to recognize such a gain. The amount of such gain that Western Wireless would recognize would be equal to the difference between the fair market value of VoiceStream common stock at the time of the spin-off and Western Wireless' adjusted tax basis in such stock at the time.

     In the absence of direct authority, and although the issue is not free from doubt, VoiceStream believes that it should be able to establish that the spin-off and VoiceStream Delaware's acquisitions of VoiceStream's stock pursuant to the mergers, in conjunction with the related transactions and Hutchison's acquisition of its existing VoiceStream stock within two years prior to the spin-off, are not pursuant to a prohibited plan. However, if the IRS were to take the position that a prohibited plan did occur, the estimated range of possible liability of VoiceStream, not including interest and penalties, if any, is from zero to $400 million.

     Fourteen of the C Block licenses won by CIVS were issued subject to the outcome of the bankruptcy proceedings of the original licensee. Pursuant to an FCC order, the bankruptcy debtors elected to relinquish certain licenses, which were subsequently reauctioned. A secured creditor of the debtors, filed with the court a motion for reconsideration of the election order, which was denied. An appeal of this denial is currently before the U. S. District Court of Northern Maryland. Because the appeal of the election order is still pending, there is uncertainty as to these C Block licenses of the Cook Inlet entities. In the event that these licenses are returned to the jurisdiction of the bankruptcy court, it is unlikely that the Cook Inlet entities will be able to recoup any or all of the costs incurred by them in connection with the construction and development of systems related to such licenses.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9. INCOME TAXES:

     Significant components of deferred income tax assets and liabilities, net of tax, are as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
(dollars in thousands)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 459,459    $ 282,002
  Other temporary differences...............................     76,117       13,459
                                                              ---------    ---------
Total deferred tax assets...................................    535,576      295,461
Valuation allowance.........................................   (459,968)    (243,049)
                                                              ---------    ---------
                                                                 75,608       52,412
Deferred tax liabilities:
  Property and wireless licenses basis differences..........    (75,608)     (52,412)
                                                              ---------    ---------
                                                              $       0    $       0
                                                              =========    =========

     VoiceStream had approximately $1.15 billion net operating loss ("NOL") carryforwards at December 31, 1999. The NOLs will expire between 2011 and 2019. The valuation allowance increased approximately $216.9 million in 1999, $100.0 million in 1998 and $105.0 million in 1997.

     Management believes that available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets. Such factors include recurring operating losses resulting primarily from the development of VoiceStream's PCS business. Accordingly, a valuation allowance has been provided for the net deferred tax assets of VoiceStream.

     The difference between the statutory tax rate of approximately 40% (35% federal and 5% state, net of federal benefits) and the tax benefit of zero recorded by VoiceStream is primarily due to VoiceStream's full valuation allowance against net deferred tax assets. VoiceStream's ability to utilize the NOLs in any given year may be limited by certain events, including a significant change in ownership interest.

     After the Spin-off, the NOL carryforwards resulting from VoiceStream's cumulative tax losses have remained with VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison Investment (as defined in Note 14), VoiceStream paid Western Wireless $20 million, an amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly-owned subsidiary of Western Wireless.

10. STOCK-BASED COMPENSATION PLANS:

     Prior to 1999, VoiceStream had no stock options outstanding. During 1999, deferred compensation and compensation expense was recognized as a result of restructuring employee stock options in connection with the Spin-off from Western Wireless on May 3, 1999. As of the date of the Spin-off, all unvested outstanding options of VoiceStream employees were converted from Western Wireless options to VoiceStream options and all vested outstanding options were issued an additional option in VoiceStream as well as maintaining the existing option in Western Wireless. The number of options and related strike price varied to maintain the original economic value to the employee.

     In accordance with the provisions of EITF 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring", VoiceStream recorded deferred compensation of $69.0 million as a result of this restructure. Of the $69.0 million, $50.4 million was recognized as expense during 1999 to reflect the cost of options that have fully vested. Additionally, deferred compensation of $17.6 million was recognized

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK-BASED COMPENSATION PLANS (CONTINUED):
pursuant to fair market value adjustments for the underlying shares in the Restricted Stock Plan and $10.3 million was recognized as expense during 1999. This plan is accounted for as a variable plan.

     The Employee Stock Purchase Plan (the "ESPP"), which has been effective since 1999, provides for the issuance of up to 1,000,000 shares of Common Stock to eligible employees participating in the plan. The terms and conditions of eligibility under the ESPP require that an employee must have been employed by VoiceStream or its subsidiaries for at least three months prior to participation. A participant may contribute up to 10% of their total annual compensation toward the ESPP, not to exceed the IRS contribution limit each calendar year. Shares are offered under this ESPP at 85% of market value at each offer date. Participants are fully vested at all times.

     The Management Incentive Stock Plan ("MISOP"), which has been effective since 1999, provides for the issuance of up to 7,600,000 shares of common stock as either Nonqualified Stock Options or as Incentive Stock Options. The vesting period and option term is determined by the MISOP administrator. Options typically vest over a four year period and have a term of up to 10 years.

     At December 31, 1999, VoiceStream has accounted for its stock compensation plans following the guidelines of APB Opinion No. 25 and related interpretations. Had compensation cost been determined based upon the fair value at the grant dates for awards under these plans consistent with the method defined in SFAS No. 123, VoiceStream's net loss and basic loss per share would have increased to the pro forma amounts indicated below:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
           (in thousands, except per share data)              -----------------
Net loss:
  As reported...............................................      $(454,739)
  Pro forma.................................................      $(497,159)
Basic and diluted loss per share:
  As reported...............................................      $   (4.75)
  Pro forma.................................................      $   (5.19)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                                 1999
                                                         ---------------------
Weighted average risk free interest rate...............     5.61% to 6.41%
Expected dividend yield................................           0%
Expected volatility....................................           75%
Expected lives (in years)..............................           7.5

     The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK-BASED COMPENSATION PLANS (CONTINUED):
     Options granted, exercised and canceled are summarized as follows:

                                                                YEAR ENDED
                                                             DECEMBER 31, 1999
                                                         -------------------------
                                                                      WEIGHTED
                                                                       AVERAGE
                                                         SHARES    PRICE PER SHARE
         (in thousands, except per share data)           ------    ---------------

Outstanding, beginning of period.......................                 $0.00
Options granted........................................  4,899          $8.00
Options exercised......................................   (764)         $5.19
Options cancelled......................................                 $0.00
                                                         -----          -----
Outstanding, end of the period.........................  4,135          $8.52
                                                         =====          =====
Exercisable, end of period.............................  2,232          $6.06
                                                         =====          =====

     The weighted average fair value of stock options granted was $25.97 in 1999.

     The following table summarizes information about stock options outstanding at December 31, 1999 (in thousands, except per share data):

                                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                   -------------------------------------------    -----------------------
                                                      WEIGHTED        WEIGHTED                   WEIGHTED
                                                      AVERAGE         AVERAGE                    AVERAGE
            RANGE OF                 NUMBER          REMAINING        EXERCISE      NUMBER       EXERCISE
         EXERCISE PRICES           OUTSTANDING    CONTRACTUAL LIFE     PRICE      EXERCISABLE     PRICE
         ---------------           -----------    ----------------    --------    -----------    --------
$ 0.60 - $ 6.01..................     1,195           5 years          $ 4.80        1,195        $ 4.80
$ 6.87 - $ 7.31..................     1,033           7 years          $ 7.15          830        $ 7.11
$ 7.99 - $ 8.59..................        50           7 years          $ 8.47           28        $ 8.51
$ 9.25 - $ 9.25..................       863           8 years          $ 9.25          179        $ 9.25
$10.62 - $45.13..................       994           9 years          $13.79                     $10.61
                                      -----           -------          ------        -----        ------
$ 0.60 - $45.13..................     4,135           7 years          $ 8.52        2,232        $ 6.06
                                      =====                            ======        =====        ======

11. MERGERS AND ACQUISITIONS:

     On February 25, 2000, VoiceStream completed the merger with Omnipoint Corporation. Pursuant to the agreement, VoiceStream exchanged 0.825 shares of VoiceStream common stock plus $8.00 in cash for every share of outstanding Omnipoint common stock. There was a cash or share election option available to shareholders of Omnipoint subject to proration. In conjunction with the merger agreement, VoiceStream committed to invest a total of $150.0 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement. The remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

     In connection with the Omnipoint merger agreement, Hutchison Telecommunications PCS (USA) made an investment of approximately $957.0 million into the combined company for common and convertible preferred securities. $102.5 million of this investment was invested directly in Omnipoint preferred stock subsequent to finalizing the merger agreement. In addition, another $47.5 million was invested in Omnipoint preferred stock in October 1999. The remaining $807.0 million was invested into the combined company upon the closing of the merger. Additionally, Sonera, Ltd, ("Sonera") a Finnish telecommunications company, who holds an investment in Aerial Operating Company ("AOC"), a subsidiary of Aerial, invested $500.0 million in VoiceStream at the closing of the Omnipoint merger, purchasing shares at $57 per VoiceStream share.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. MERGERS AND ACQUISITIONS (CONTINUED):
     On September 20, 1999, VoiceStream announced Board approval of a merger agreement with Aerial. On February 24, 2000, VoiceStream obtained approval for the merger from its shareholders. Under the terms of the agreement, VoiceStream will exchange 0.455 shares of VoiceStream common stock for each share of Aerial Series A Common Shares. Aerial public shareholders have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. The close of the Aerial merger is contingent upon, among other things, FCC approval and is expected to be completed early in the second quarter 2000.

     In connection with the Aerial merger agreement, Telephone and Data Systems, Inc. ("TDS") has replaced $420.0 million of Aerial debt owed to TDS with equity of Aerial at $22 per share. Sonera has invested an additional $230.0 million in Aerial equity, also at $22 per Aerial share. Immediately prior to the merger, Sonera will convert its interest in AOC into Aerial common stock

     On December 31, 1999, VoiceStream purchased certain GSM assets from Sprint GSM, for approximately $152.5 million in cash. The total purchase price was allocated to lease rights of $101.4 million, $48.9 to property and equipment, and $2.2 million to other assets. The effect of this transaction, did not have a material impact on VoiceStream's financial position or results of operations.

     On February 28, 2000, VoiceStream completed the purchase of 9,590,000 newly issued Class A shares of Microcell Telecommunications Inc. ("Microcell") for approximately $275 million. The per share transaction price was equal to the closing market price of Microcell's publicly traded Class B Non-Voting shares on the Nasdaq National Market System on January 6. The purchase will be accounted for using the equity method of accounting. The acquisition of these shares did not have a material impact on VoiceStream's financial position or results of operations.

12. SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):

     Selected quarterly consolidated financial information for the years ended December 31, 1999 and 1998 is as follows (dollars in thousands, except per share data):

                                                                                BASIC AND
                                                                               DILUTED LOSS
                                     TOTAL                                      PER COMMON
          QUARTER ENDED             REVENUES    OPERATING LOSS    NET LOSS        SHARE
          -------------             --------    --------------    ---------    ------------
March 31, 1998....................  $ 29,883      $ (48,233)      $ (64,301)      $(0.75)
June 30, 1998.....................  $ 36,508      $ (50,412)      $ (56,794)      $(0.59)
September 30, 1998................  $ 46,186      $ (48,845)      $ (61,463)      $(0.64)
December 31, 1998.................  $ 55,385      $ (57,154)      $ (71,708)      $(0.77)

March 31, 1999*...................  $ 67,712      $ (57,481)      $ (77,186)      $(0.81)
June 30, 1999*....................  $109,050      $(105,933)      $(132,817)      $(1.39)
September 30, 1999*...............  $134,932      $ (61,739)      $ (93,034)      $(0.97)
December 31, 1999.................  $163,835      $ (97,622)      $(151,702)      $(1.58)

     * Certain reclassifications have been made to the quarterly revenue amounts to conform to the annual presentation.

13. RELATED PARTY TRANSACTIONS:

     VoiceStream's financial statements include an allocation of certain centralized costs that were incurred by Western Wireless and benefit all of its operations, including those of VoiceStream prior to the Spin-off. Such centralized items included the costs of customer service and accounting to support these functions. These items were allocated to the respective operational units in a manner that reflected the relative time

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. RELATED PARTY TRANSACTIONS (CONTINUED):
devoted to each of the operational units. VoiceStream was allocated costs of $5.0 million, $33.3 million and $29.1 million for the years ended December 31, 1999, 1998, and 1997, respectively.

     Management believes that the financial information presented fairly reflects the results of operations had VoiceStream been a stand alone entity during the entire period presented. Management believes that allocations reflected in the financial statements are reasonable; however, the financial information included herein is not necessarily indicative of the financial position, results of operations or cash flows of VoiceStream in the future.

     After the Spin-off, the net operating loss ("NOL") carryforwards resulting from VoiceStream's cumulative tax losses were transferred from Western Wireless to VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison investment, VoiceStream paid Western Wireless $20.0 million, the amount representative of the tax benefit of NOLs generated while VoiceStream was a subsidiary of Western Wireless. This was accounted for as a return of capital to Western Wireless.

14. HUTCHISON TRANSACTION:

     Under an agreement between Hutchison Telecommunications PCS (USA) and Western Wireless, Western Wireless was required to invest $750.0 million of equity in VoiceStream. In the fourth quarter of 1997, approximately $518.3 million of the advances made by Western Wireless to VoiceStream were converted to equity to comply with this requirement. This agreement required that any additional investment made by Western Wireless over $750.0 million was to be reimbursed from the proceeds of Hutchison Telecommunications PCS (USA)'s investment in VoiceStream.

     In February 1998, Hutchison Telecommunications PCS (USA) purchased 19.9% of VoiceStream for an aggregate purchase price of $248.4 million ("the Hutchison Transaction"). Western Wireless amended certain outstanding financing agreements to which it was subject, and unless otherwise agreed to by Hutchison Telecommunications PCS (USA) and Western Wireless, neither Western Wireless nor VoiceStream has any liability related to any indebtedness of the other. Hutchison Telecommunications PCS (USA) designated two directors to a ten person Board of Directors who had approval rights over certain transactions of VoiceStream.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY):

CONDENSED BALANCE SHEETS:
(dollars in thousands)

                                                                     AS OF DECEMBER 31,
                                                                  ------------------------
                                                                     1999          1998
                                                                  -----------    ---------
    Current assets..............................................  $    50,649    $      16
    Property and equipment, net of accumulated depreciation of
      $1,071 and $57............................................      104,368        2,398
    Licensing costs and other intangible assets, net of
      accumulated amortization of $371 and $0...................      213,327       74,200
    Investment in and advances to affiliates....................    1,175,743      311,226
                                                                  -----------    ---------
              Total assets......................................  $ 1,544,087    $ 387,840
                                                                  ===========    =========
    Current liabilities.........................................  $    25,259    $   1,210
    Long-term debt, net of unamortized discount of $309 million,
      due 2009..................................................    1,511,451
    Preferred stock, no par value, 50,000,000 shares authorized;
      no shares issued and outstanding. Common stock, no par
      value, and paid-in capital, 300,000,000 shares authorized,
      96,305,360 and 95,541,623 shares issued and outstanding,
      respectively..............................................    1,095,539      994,789
    Deferred compensation.......................................      (25,264)
    Deficit.....................................................   (1,062,898)    (608,159)
                                                                  -----------    ---------
              Total debt and shareholders' equity...............  $ 1,544,087    $ 387,840
                                                                  ===========    =========

CONDENSED STATEMENTS OF OPERATIONS:
(dollars in thousands)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1999          1998         1997
                                                         -----------    ---------    ---------
    Total revenues.....................................  $     3,603
    Operating expenses.................................       76,101    $     354
                                                         -----------    ---------
    Operating loss.....................................      (72,498)        (354)
    Other income (expense):
      Interest and financing expense, net..............      (48,818)        (540)   $  (2,443)
      Equity in net losses of affiliates...............     (349,699)    (259,755)    (261,372)
      Other, net.......................................       16,276        6,383
                                                         -----------    ---------    ---------
      Other expense, net...............................     (382,241)    (253,912)    (263,815)
                                                         -----------    ---------    ---------
    Net loss...........................................  $  (454,739)   $(254,266)   $(263,815)
                                                         ===========    =========    =========

                  See accompanying note to Parent Company only
                        Condensed Financial Information

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED):
(dollars in thousands)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1999          1998         1997
                                                         -----------    ---------    ---------
CONDENSED STATEMENTS OF CASH FLOWS:
(dollars in thousands)
Operating activities:
  Net loss.............................................  $  (454,739)   $(254,266)   $(263,815)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Equity in net loss of affiliates..................      349,699      259,755      261,372
     Stock based compensation..........................       60,690
     Other.............................................       20,058          294         (173)
                                                         -----------    ---------    ---------
          Net cash provided by (used in) operating
            activities.................................      (24,292)       5,783       (2,616)
                                                         -----------    ---------    ---------
Investing activities:
  Purchase of property and equipment...................      (61,473)      (1,422)
  Additions to licensing costs and other intangible
     assets............................................         (496)      (8,744)     (43,851)
  Acquisition of wireless properties, net of cash
     acquired..........................................     (152,517)                   (4,645)
  Investments in and advances to unconsolidated
     affiliates........................................   (1,176,856)    (134,960)    (362,891)
  Refund of FCC deposit................................                                  7,749
                                                         -----------    ---------    ---------
          Net cash used in investing activities........   (1,391,342)    (145,126)    (403,638)
                                                         -----------    ---------    ---------
Financing activities:
  Proceeds from issuance of common stock, net..........        3,643
  Additions to long-term debt..........................    1,911,451
  Repayment of debt....................................     (400,000)
  (Repayment of) advances from affiliate, net..........        6,291     (105,446)     406,254
  Equity contributions.................................                   244,789
  Return of capital....................................      (20,000)
  Deferred financing costs, net........................      (40,600)
                                                         -----------    ---------    ---------
          Net cash provided by financing activities....    1,460,785      139,343      406,254
                                                         -----------    ---------    ---------
Change in cash and cash equivalents....................       45,151            0            0
Cash and cash equivalents, beginning of year...........            0            0            0
                                                         -----------    ---------    ---------
Cash and cash equivalents, end of year.................  $    45,151    $       0    $       0
                                                         ===========    =========    =========

                  See accompanying note to Parent Company only
                        Condensed Financial Information

A. BASIS OF PRESENTATION:

     The condensed financial information presented above represents the balance sheet, statements of operations and cash flows of VoiceStream as if the subsidiary that is restricted under the Credit Facility (see Note 7 in consolidated footnotes) was an unconsolidated entity. VoiceStream less this subsidiary is referred to as "Parent Company Only". VoiceStream ownership in such subsidiary has been reflected in this condensed financial information using the equity method. The condensed balance sheet, statements of operations, and statements of cash flow for Parent Company Only and the related notes should be read in conjunction with the VoiceStream Consolidated Financial Statements and Notes thereto.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS

(dollars in thousands)

                                               BALANCE AT    CHARGED TO                     BALANCE AT
                                               BEGINNING     COSTS AND                        END OF
                                               OF PERIOD      EXPENSES     DEDUCTIONS(1)      PERIOD
                                               ----------    ----------    -------------    ----------
Year ended December 31, 1997.................    $  747       $ 6,628        $ (5,335)       $ 2,040
                                                 ======       =======        ========        =======
Year ended December 31, 1998.................    $2,040       $12,780        $ (9,105)       $ 5,715
                                                 ======       =======        ========        =======
Year ended December 31, 1999.................    $5,715       $37,000        $(25,233)       $17,482
                                                 ======       =======        ========        =======

---------------
(1) Write-offs, net of bad debt recovery.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2000

                                          VOICESTREAM WIRELESS CORPORATION

                                          By       /s/ JOHN W. STANTON

                                            ------------------------------------
                                                      John W. Stanton
                                            Chairman of the Board, Director and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

               /s/ ROBERT R. STAPLETON                     President and Director       March 23, 2000
-----------------------------------------------------
                 Robert R. Stapleton

               /s/ CREGG B. BAUMBAUGH                    Executive Vice President --    March 23, 2000
-----------------------------------------------------       Finance, Strategy and
                 Cregg B. Baumbaugh                        Development (Principal
                                                             Financial Officer)

                 /s/ DONALD GUTHRIE                      Vice Chairman and Director     March 23, 2000
-----------------------------------------------------
                   Donald Guthrie

                /s/ DOUGLAS G. SMITH                     Vice Chairman and Director     March 23, 2000
-----------------------------------------------------
                  Douglas G. Smith

               /s/ PATRICIA L. MILLER                        Vice President and         March 23, 2000
-----------------------------------------------------       Controller (Principal
                 Patricia L. Miller                          Accounting Officer)

                /s/ MITCHELL R. COHEN                             Director              March 23, 2000
-----------------------------------------------------
                  Mitchell R. Cohen

                 /s/ DANIEL J. EVANS                              Director              March 23, 2000
-----------------------------------------------------
                   Daniel J. Evans

                /s/ RICHARD L. FIELDS                             Director              March 23, 2000
-----------------------------------------------------
                  Richard L. Fields

                /s/ CANNING K. N. FOK                             Director              March 23, 2000
-----------------------------------------------------
                  Canning K. N. Fok

               /s/ JONATHAN M. NELSON                             Director              March 23, 2000
-----------------------------------------------------
                 Jonathan M. Nelson

               /s/ TERENCE M. O'TOOLE                             Director              March 23, 2000
-----------------------------------------------------
                 Terence M. O'Toole

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
               /s/ JAMES N. PERRY JR.                             Director              March 23, 2000
-----------------------------------------------------
                 James N. Perry Jr.

                  /s/ JAMES J. ROSS                               Director              March 23, 2000
-----------------------------------------------------
                    James J. Ross

                   /s/ HANS SNOOK                                 Director              March 23, 2000
-----------------------------------------------------
                     Hans Snook

               /s/ SUSAN M.F. WOO CHOW                            Director              March 23, 2000
-----------------------------------------------------
                 Susan M.F. Woo Chow

                  /s/ FRANK J. SIXT                               Director              March 23, 2000
-----------------------------------------------------
                    Frank J. Sixt

                /s/ KAJ-ERIK RELANDER                             Director              March 23, 2000
-----------------------------------------------------
                  Kaj-Erik Relander