Form 10-K405/A
period 1999-12-31
VOICESTREAM WIRELESS CORP /DE
filed 2000-04-06
CIK 1097609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

- Our Current Report on Form 8-K dated March 22, 2000.

- Omnipoint Corporation Annual Report on Form 10-K for the Year Ended December 31, 1999 (audited financial statements and footnotes thereto only).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Form 10-K/A is filed by VoiceStream Wireless Corporation solely for the purpose of attaching Exhibit 10.85, which was inadvertently omitted from the Form 10-K filed on March 23, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


April 6, 2000                           VoiceStream Wireless Corporation


                                        By /s/ Alan R. Bender
                                           -----------------------------------
                                        Alan R. Bender
                                        Executive Vice President and Secretary