Form 10-Q
period 2000-03-31
VOICESTREAM WIRELESS CORP /DE
filed 2000-05-15
CIK 1097609

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


   (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                                ------   ------

                        COMMISSION FILE NUMBER 000-29667
                                              ----------


                        VOICESTREAM WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      91-1983600
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

        3650 131ST AVENUE S.E.,
         BELLEVUE, WASHINGTON                                    98006
---------------------------------------                     ---------------
(Address of principal executive offices)                       (Zip Code)


                                 (425) 653-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Title                   Shares Outstanding as of  May 5, 2000
-------------------------------------------------------------------------------
       Common Stock, no par value                   213,004,636

                        VOICESTREAM WIRELESS CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS


                                                                                                   Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheets.................................................................3

        Consolidated Statements of Operations.......................................................4

        Consolidated Statements of Cash Flows.......................................................5

        Notes to Consolidated Financial Statements..................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............................................14


PART II - OTHER INFORMATION........................................................................23

ITEM 1.  LEGAL PROCEEDINGS.........................................................................23

ITEM 2.  CHANGES IN SECURITIES.....................................................................23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................23

ITEM 5.  OTHER INFORMATION.........................................................................24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................24

                             VOICESTREAM WIRELESS CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)


                                                                                  March 31,         December 31,
                                                                                    2000                 1999
                                                                                -------------       -------------
                                                                                 (Unaudited)
                                                  ASSETS
  Current assets:
    Cash and cash equivalents                                                   $     176,258       $     235,433
    Accounts receivable, net of allowance for doubtful accounts of
      $39,466 and $17,482, respectively                                               176,695              97,739
    Inventory                                                                         126,211              63,072
    Prepaid expenses and other current assets                                          79,552              14,332
                                                                                -------------       -------------
       Total current assets                                                           558,716             410,576

  Property and equipment, net of accumulated depreciation
    of $343,462 and $284,670, respectively                                          1,501,399             931,792
  Licensing costs and other intangible assets, net of accumulated
    amortization of $28,975 and $21,815, respectively                               1,426,833             450,261
  Goodwill, net of accumulated amortization
    of $17,153 and $0, respectively                                                 4,112,253
  Investments in and advances to unconsolidated affiliates                          1,075,787             409,721
  Other assets                                                                         16,421              19,563
                                                                                -------------       -------------
                                                                                $   8,691,409       $   2,221,913
                                                                                =============       =============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                                            $      58,699       $      22,878
    Accrued liabilities                                                               386,500             116,031
    Construction accounts payable                                                      51,254              61,398
    Current portion of long-term debt                                                 124,836
    Payable to Western Wireless                                                                             2,778
                                                                                -------------       -------------
       Total current liabilities                                                      621,289             203,085

  Long-term debt                                                                    4,223,245           2,011,451

  Commitments (Note 7)

  Preferred stock of consolidated subsidiary                                          302,339

  VoiceStream 2.5% convertible junior preferred stock; $0.001 par value;
     100,000,000 shares authorized; 7,606 shares
     issued and outstanding                                                           761,475

  Shareholders' equity:
    Common stock, $0.001 par value, and paid in capital; 1.0 billion shares authorized; 160,244,772 and 96,305,360
      shares issued and outstanding, respectively                                   4,078,164           1,095,539
    Deferred compensation                                                             (28,875)            (25,264)
    Deficit                                                                        (1,266,228)         (1,062,898)
                                                                                -------------       -------------
       Total shareholders' equity                                                   2,783,061               7,377
                                                                                -------------       -------------
                                                                                $   8,691,409       $   2,221,913
                                                                                =============       =============


           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                          Three months ended March 31,
                                                                        ---------------------------------
                                                                             2000                1999
                                                                        -------------       -------------
  Revenues:
      Subscriber revenues                                               $     170,750       $      53,246
      Prepaid revenues                                                         25,202                 904
      Roamer revenues                                                          10,184               1,742
      Equipment sales                                                          33,910              10,919
      Other revenues                                                           16,952                 900
                                                                        -------------       -------------
           Total revenues                                                     256,998              67,711
                                                                        -------------       -------------

  Operating expenses:
      Cost of service                                                          62,317              17,768
      Cost of equipment sales                                                  58,902              25,246
      Cost of engineering services                                                283
      Research and development, net                                               295
      General and administrative                                               79,049              21,392
      Sales and marketing                                                      87,580              35,022
      Depreciation and amortization                                            82,092              25,764
      Stock-based compensation                                                  5,596
                                                                        -------------       -------------
           Total operating expenses                                           376,114             125,192
                                                                        -------------       -------------

  Operating loss                                                             (119,116)            (57,481)
                                                                        -------------       -------------

  Other income (expense):
      Interest and financing expense, net                                     (81,231)            (11,605)
      Equity in net loss of unconsolidated affiliates                         (16,284)            (10,710)
      Interest income and other                                                15,044               2,610
      Accretion of preferred stock of consolidated subsidiary                  (1,743)
                                                                        -------------       -------------
           Total other income (expense)                                       (84,214)            (19,705)
                                                                        -------------       -------------

  Net loss                                                                   (203,330)            (77,186)
  Preferred dividends attributable to VoiceStream junior preferred               (875)
                                                                        -------------       -------------
  Net loss attributable to common shareholders                          $    (204,205)      $     (77,186)
                                                                        =============       =============

  Basic and diluted loss per common share                               $       (1.68)      $       (0.81)
                                                                        =============       =============

  Weighted average common shares used in computing
      basic and diluted loss per common share                             121,196,800          95,541,600
                                                                        =============       =============



           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                           Three months ended March 31,
                                                                        ---------------------------------
                                                                             2000                1999
                                                                        -------------       -------------
  Operating activities:
    Net loss                                                            $    (203,330)      $     (77,186)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                           82,092              25,764
       Interest accretion on senior discount notes                             12,010
       Equity in net loss of unconsolidated affiliates                         16,284              10,710
       Stock-based compensation                                                 5,596
       Allowance for bad debt                                                  10,056                 213
       Other, net                                                              (5,085)                204
       Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
           Accounts receivable, net                                           (31,346)             (5,071)
           Inventory                                                          (46,924)              5,775
           Prepaid expenses and other current assets                          (37,680)             (4,249)
           Accounts payable                                                    28,659             (11,853)
           Accrued liabilities                                                 73,355              12,863
                                                                        -------------       -------------
       Net cash used in operating activities                                  (96,313)            (42,830)
                                                                        -------------       -------------

  Investing activities:
    Purchase of property and equipment                                       (179,620)            (62,198)
    Additions to goodwill, licensing costs and
       other intangibles                                                       (2,855)             (1,374)
    Acquisition of wireless properties, net of cash acquired                 (418,205)
    Investments in and advances to unconsolidated affiliates                 (278,400)            (40,730)
    Other                                                                      (2,089)
                                                                        -------------       -------------
       Net cash used in investing activities                                 (881,169)           (104,302)
                                                                        -------------       -------------

  Financing activities:
    Proceeds from issuance of common stock and preferred stock, net         1,309,765
    Additions to long-term debt                                             1,900,000             150,000
    Repayment of long-term debt                                            (2,234,583)
    Deferred financing costs                                                  (56,875)
                                                                        -------------       -------------
       Net cash provided by financing activities                              918,307             150,000
                                                                        -------------       -------------

  Change in cash and cash equivalents                                         (59,175)              2,868

  Cash and cash equivalents, beginning of period                              235,433               8,057
                                                                        -------------       -------------

  Cash and cash equivalents, end of period                              $     176,258       $      10,925
                                                                        =============       =============

           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. ORGANIZATION:

   We provide wireless communications services in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. We were incorporated in June 1999 as a Delaware corporation to act as the parent company for business combinations involving our predecessor, now named VS Washington Corporation. On February 25, 2000, pursuant to a reorganization agreement approved by the stockholders of U.S. Washington and Omnipoint Corporation we, as a holding company, became the parent of VS Washington and of Omnipoint. On February 24, 2000, the stockholders of VS Washington and Aerial Communications, Inc. approved our acquisition by merger of Aerial. The Aerial merger was completed as of May 4, 2000. Our current business activities consist of the combined businesses of VS Washington and Omnipoint.

   Prior to May 3, 1999, VS Washington was an 80.1% owned subsidiary of Western Wireless Corporation. The remaining 19.9% was owned by Hutchison
Telecommunications PCS (USA) Limited, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. On May 3, 1999, VS Washington was formally separated in a spin-off transaction from Western Wireless' other operations.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   The accompanying interim consolidated financial statements and the financial information included herein are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year.


    Capitalized interest

   Our PCS licenses and wireless communications systems represent qualified assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." VoiceStream capitalized interest of $67,000 during the three months ended March 31, 2000 and $1.6 million during the same period in 1999.



   Intangible assets and amortization

   Goodwill consists of the excess of the purchase price over the fair value of assets acquired in the Omnipoint merger (see Note 3), and is being amortized over a useful life of 20 years. Licensing costs, including those acquired from Omnipoint, are amortized over a useful life of 40 years.


   Supplemental cash flow disclosure

   Cash paid for interest (net of amounts capitalized) was $8.7 million for the three months ended March 31, 2000 and $12.7 million for the same period in 1999.


   Reclassifications

   Certain amounts in prior period financial statements have been reclassified to conform to the 2000 presentation.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   Recently issued accounting pronouncements:

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the issuance of VoiceStream's June 30, 2000, quarterly financial statements. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunication services. VoiceStream is currently evaluating the full impact of this bulletin to determine the impact on its financial position and results of operations.

   In March 2000, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. We believe that our practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the Company's financial statements.


3.  OMNIPOINT CORPORATION MERGER:

   On February 25, 2000, we completed the merger with Omnipoint and accordingly, subsequent to this date, Omnipoint results are included in VoiceStream's consolidated results. Omnipoint provides PCS services in urban markets primarily in the eastern United States. The merger was accounted for using the purchase method. Pursuant to the agreement, we exchanged 0.825 of a share of VoiceStream common stock plus $8.00 in cash for every share of outstanding Omnipoint common stock. In conjunction with the merger agreement, we committed to invest a total of $150.0 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement in June 1999. The remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

   In connection with the Omnipoint merger agreement, Hutchison Telecommunications PCS (USA) ("Hutchison") made an investment of $957.0 million into the combined company for common and redeemable convertible preferred securities. $102.5 million of this investment was invested directly in Omnipoint preferred stock subsequent to finalizing the merger agreement in June 1999. In addition, another $47.5 million was invested in Omnipoint preferred stock in October 1999. The remaining $807.0 million was invested into VoiceStream upon the closing of the merger. Also upon completion of the merger, Hutchison exchanged its $150 million investment in Omnipoint preferred stock for common stock of VoiceStream at $29 per share. Additionally, Sonera, Ltd, ("Sonera") a Finnish telecommunications company, who holds an investment in Aerial Operating Company ("AOC"), a subsidiary of Aerial, invested $500.0 million in VoiceStream at the closing of the Omnipoint merger, purchasing VoiceStream common shares at $57 per share.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  OMNIPOINT CORPORATION MERGER (CONTINUED)

   The components of the purchase price and the preliminary allocation are as follows (in thousands, except share data):


  Consideration and merger costs:
      Total value of shares issued in merger (a)                            $1,538,000
      Cash payments                                                            627,000
      Fair value of options and warrants converted                             859,000
      Fair value of liabilities assumed inclusive of minority interest       3,200,000
      Merger related costs                                                      19,000
      Cook Inlet exchange rights                                                28,000
                                                                            ----------
                   Subtotal                                                 $6,271,000

  Preliminary allocation of purchase price:
      Current assets                                                           175,000
      Property, plant and equipment                                            473,000
      Investments in unconsolidated affiliates                                 565,000
      Licenses and other intangibles                                           929,000
                                                                            ----------
                  Preliminary goodwill                                      $4,129,000
                                                                            ==========

        (a)The total number of VoiceStream shares issued in conjunction with the merger was 52,952,399.

   The above allocation reflects the estimated fair value of assets and liabilities acquired as of the date of acquisition. Some allocations are based on valuations which are currently being finalized. Management does not believe that the final purchase price allocation will produce materially different results than those reflected above.

   Unaudited pro forma operating results, assuming the merger with Omnipoint occurred on January 1 of each of the respective years are as follows:




      (In thousands, except per share data)                          THREE MONTHS ENDED MARCH 31
                                                                      2000                 1999
                                                                 --------------       --------------
      Total revenues                                             $      351,671       $      128,288
      Net loss                                                   $     (373,918)      $     (282,739)
      Basic and diluted loss per common share                    $        (2.34)      $        (1.78)



4.   PROPERTY AND EQUIPMENT:


      (In thousands)                      THREE MONTHS ENDED MARCH 31
                                            2000             1999
                                         ----------       ----------
  Land, buildings, and improvements      $   13,043       $   24,590
  Wireless communications systems         1,249,141          849,148
  Furniture and equipment                   177,354          109,576
                                         ----------       ----------
                                          1,439,538          983,314
  Less accumulated depreciation            (343,462)        (284,670)
                                         ----------       ----------
                                          1,096,076          698,644
  Construction in progress                  405,323          233,148
                                         ----------       ----------
                                         $1,501,399       $  931,792
                                         ==========       ==========

   Depreciation expense was $58.2 million during the three months ended March 31, 2000 and $22.9 million for the same period in 1999.

'                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

   Cook  Inlet VoiceStream PV/SS PCS, LP

   A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet VoiceStream PV/SS PCS, LP ("Cook Inlet PCS"). VoiceStream funded the operations of Cook Inlet PCS during the three months ended March 31, 2000 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the first quarter 2000. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $180.4 million at March 31, 2000 and $124.6 million at December 31, 1999.

   Cook Inlet/VoiceStream PCS, LLC

   A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet/VoiceStream PCS, LLC ("CIVS"). This entity owns, among others, the Dallas and Chicago FCC BTA licenses. In January 2000, CIVS reached an agreement with an infrastructure equipment vendor providing CIVS with credit facilities up to $735 million, composed of a $160 million revolving credit agreement, term loans of up to $325 million, consisting of $125 million in Tranche A and $200 million in Tranche B, $100 million of 13% Series A Senior Discount Notes, and up to $150 million of 13% Series A Subordinated Notes. These facilities are not guaranteed by VoiceStream but are secured by certain assets of CIVS. The net proceeds will be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facilities, consisting of the revolver and term loans, is based upon certain equipment purchases by CIVS up to the maximum $485 million available.

   Cook  Inlet/VoiceStream PCS II and III, LLC

   Under the Designated Entity rules set forth by the FCC, VoiceStream can not own or operate C and F Block licenses. Omnipoint's C and F Block licenses, assets and liabilities associated with these licenses and operations were transferred to two new joint venture entities controlled by Cook Inlet. VoiceStream has accounted for this transfer of non-monetary assets as an investment at VoiceStream's historical cost, which equates to the fair value of these assets and liabilities as the result of the purchase accounting performed for the merger. The excess purchase price attributed to these assets has been allocated between license costs and goodwill and is being amortized into the loss of unconsolidated affiliates over 40 and 20 years, respectively. Each of these joint venture entities, Cook Inlet/VoiceStream GSM II PCS, LLC ("CIVS II") and Cook Inlet/VoiceStream GSM III PCS, LLC ("CIVS III"), qualify as a Designated Entity.

   Cook Inlet has contributed a total of $75 million in cash to these joint venture entities for its 50.1% ownership and exchange rights. Immediately prior to the merger, Omnipoint contributed a combination of non-cash assets and liabilities for its 49.9% ownership. Cook Inlet holds the majority of voting power in each of these joint venture entities. As part of this transaction, Cook Inlet has certain rights, but not the obligation, to exchange its joint venture interests for a total of 3,750,000 shares of VoiceStream common stock for a 30 day period beginning after the FCC regulatory holding period has expired (currently five years after the issuance date of the licenses held by CIVS II and CIVS III). For CIVS II, this date is in the second quarter of 2002, and for CIVS III in the fourth quarter of 2004. These rights are conditioned upon the FCC's Designated Entity rules and VoiceStream's legal ability to own the C and F Block licenses at the time of the exchange under such rules.

   In July 1997, and subsequently amended in June 1999 and thereafter, Omnipoint through its wholly-owned subsidiary OPCS Philadelphia Holdings LLC (Philadelphia Holdings) entered into a credit facility agreement with Ericsson to provide financing to Philadelphia Holdings for up to $150 million for the purpose of financing the build out of networks in the Philadelphia and Dover markets. On May 4, 2000 CIVS II through Philadelphia Operating Company (Philadelphia Operating), a wholly-owned subsidiary of Philadelphia Holdings, entered into a $350 million refinance agreement with Ericsson (New Ericsson Credit Facility) for the purpose of financing the continued build out of networks and the operations of the Philadelphia, Atlantic City and Dover markets. Under the terms of the New Ericsson Credit Facility, Philadelphia Operating is subject to certain financial and operational covenants, including restrictions on levels of indebtedness, minimum annualized revenues and cash flows and certain other financial maintenance requirements. Additionally, the New Ericsson Credit Facility provides that, among other events, failure to pay amounts due to the FCC shall constitute an event of default. The New Ericsson Credit Facility is collateralized by substantially all of the assets of Philadelphia Operating and its license subsidiaries, including a pledge of all capital stock of each license subsidiary.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (CONTINUED):

   The New Ericsson Credit Facility consists of a revolving credit facility of up to $150 million and a $200 million term loan. The term loan was drawn at closing. A portion of the term loan draw was used to repay the Philadelphia Holdings credit facility. Under the terms of the agreement, the lender may elect to subordinate the revolving portion of the facility to the term loan. The principal amount of the New Ericsson Credit Facility is payable in quarterly installments beginning in 2004, with a final payment for the revolving portion of the facility due on March 31, 2008 and the final payment for the term loan due on March 31, 2009. Interest on the outstanding principal is generally payable quarterly in arrears with regard to base rate loans and at the end of the applicable interest period with regard to LIBOR loans (of which a portion of the loan proceeds are available to finance such interest payments). Interest on the New Ericsson Credit Facility is payable at varying interest rates at a base rate or LIBOR plus, in each case, a set margin and commitment fee based on Philadelphia Operating's revolver utilization rate. The Ericsson Credit Facility may be repaid in whole or in part in minimum amounts of $2 million without a premium.

   Microcell investment

   On February 28, 2000, VoiceStream completed the purchase of 9,590,000 newly issued Class A shares of Microcell Telecommunications Inc. ("Microcell"), a Canadian GSM operator for approximately $275 million. The per share transaction price was equal to the closing market price of Microcell's publicly traded Class B Non-Voting shares on the Nasdaq National Market System on January 6, 2000.

   The Class A shares constitute approximately 15% of the issued and outstanding equity securities of Microcell. Class A shares are non-voting but are convertible at any time into common shares, which are voting (subject to Canadian foreign ownership restrictions). If fully converted, these common shares would represent a 22.6% voting interest in Microcell. Additionally, VoiceStream is entitled to designate two members of Microcell's Board of Directors. The investment is being accounted for using the equity method.


6.  LONG-TERM DEBT:


       (In thousands)                                    MARCH 31,         DECEMBER 31,
                                                           2000                1999
                                                      -------------       -------------
  Previous credit facility:
      Revolver                                                            $     250,000
      Term loan                                                                 250,000
  Term loan under new credit facility                 $   1,900,000
  10 3/8 % Senior Notes                                   1,100,000           1,100,000
  11 7/8 % Senior Discount Notes                            720,000             720,000
  11 5/8% Senior Notes and Series A Senior Notes            450,000
  14% Senior Notes                                          142,800
  11 1/2% Senior Notes                                      205,000
  FCC license obligation                                    124,835
                                                      -------------       -------------
                                                          4,642,635           2,320,000
  Less unamortized discount and premium, net               (294,554)           (308,549)
  Less current portion of long-term debt                   (124,836)
                                                      -------------       -------------
                                                      $   4,223,245       $   2,011,451
                                                      =============       =============

    On February 25, 2000, immediately following the completion of the Omnipoint merger, VoiceStream entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount not to exceed $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Immediately following the completion of the Omnipoint merger, VoiceStream used the proceeds of draws on the new credit facility to repay certain long-term debt of Omnipoint. Additionally, a portion of the cash equity investments received from Hutchison and Sonera, described in Note (3), were used to pay off the remaining balance on the previous credit facility.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   LONG-TERM DEBT (CONTINUED):

   The availability of the revolving credit portion of the new credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages: 10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight. The term loan portion of the new credit facility is comprised of a $900 million Tranche A and a $1 billion Tranche B. Tranche A is required to be amortized at the same rate that the availability under the revolving credit portion of the new credit facility reduces with a final maturity on the eighth anniversary of the closing date. Tranche B is required to be amortized in the following amounts during the period commencing three years after the closing date through the ninth anniversary: $10 million in each of years four through eight and the remaining balance in year nine.

   Borrowings under Tranche A bear interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus _%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the new credit facility.

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

   The new credit facility contains affirmative and negative covenants, with which VoiceStream must comply, including financial covenants, and provides for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of VoiceStream and certain of its subsidiaries.

   The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, we entered into a vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and VoiceStream has agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that can be drawn by July 14, 2000, and $250 million that can be drawn by October 31, 2000. Net proceeds of the vendor facilities will be used for the same purposes as other proceeds under the new credit facility.

   Certain long-term debt agreements of Omnipoint, and now of VoiceStream, contain provisions which require us to offer repayment of outstanding amounts when a change of control occurs. The Omnipoint merger constituted a change of control. Additionally, the holders of the debt issued under certain of these agreements were entitled to a prepayment premium. In accordance with the provisions of such long-term debt, we offered to purchase, at 101% of the principal amount, the 11.625% Senior Notes due 2006 and the 11.625% Series A Notes due 2006. The offer to purchase expired on April 28, 2000. Notes representing $343,000 of the combined principal amount were redeemed by note holders.

   The credit facility requires VoiceStream to enter into interest rate swap and cap agreements to manage the interest rate exposure pertaining to borrowings under the credit facility. VoiceStream had entered into interest rate caps and swaps with a total notional amount of $325.0 million at March 31, 2000. Generally these instruments have initial terms ranging from 1 to 4 years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 6.06% during the three months ended March 31, 2000. The amount of unrealized gain or loss attributable to changing interest rates at March 31, 2000 was not material.

   The aggregate amounts of principal maturities of VoiceStream's long-term debt at March 31, 2000, are as follows (in thousands):


       Nine months ending December 31, 2000                   $ 331,994
       Year ending December 31,

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



        2001                                                      271,384
        2002                                                      239,271
        2003                                                      529,271
        2004                                                      538,571
  Thereafter                                                    2,732,144
                                                              -----------
                                                              $ 4,642,635
                                                              ===========

7.    COMMITMENTS:

    Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of March 31, 2000, are summarized below (in thousands):


  Nine months ending December 31, 2000                        $    87,036
  Year ending December 31,
       2001                                                       110,576
       2002                                                       102,474
       2003                                                        95,851
       2004                                                        87,477
  Thereafter                                                      192,567
                                                              -----------
                                                              $   675,981
                                                              ===========


   Aggregate rental expense for all operating leases was approximately $27.5 million during the three months ended March 31, 2000, and $6.8 million for the same period in 1999.

   In order to ensure adequate supply and availability of certain infrastructure equipment requirements and service needs, VoiceStream has committed to purchase PCS equipment from various suppliers. The aggregate amount of these commitments total approximately $1,247 million. At March 31, 2000, VoiceStream has ordered approximately $697 million under all of these agreements, of which approximately $37 million is undelivered. In April 2000, VoiceStream committed to purchase an additional $300 million of similar PCS equipment from a supplier.

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

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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


8.  RELATED PARTY TRANSACTIONS:

   Cook Inlet Partners

   VoiceStream and the Cook Inlet Partners have entered into reciprocal technical services agreements which allow each to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties. During the three months ended March 31, 2000, we earned revenues of $16.9 million and incurred expenses of $19.5 million related to these agreements. During the three months ended March 31, 1999, we earned revenues of $0.9 million and incurred expenses of $1.0 million.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

Information contained or incorporated by reference herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which VoiceStream operates; technology changes; competition; changes in business strategy or development plans; the high leverage of VoiceStream; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against VoiceStream; and other factors referenced in VoiceStream's filings with the Securities and Exchange Commission. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. VoiceStream disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

        The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with VoiceStream's consolidated financial statements and notes thereto and other financial information included herein and in VoiceStream's Form 10-K for the year ended December 31, 1999. Due to the phase of the business cycle of VoiceStream's personal communications services ("PCS") operations, VoiceStream's operating results for prior periods may not be indicative of future performance.


   OVERVIEW

   VoiceStream provides wireless communications services in urban markets in the United States through the ownership and operation of PCS licenses and through its minority interest in joint ventures that own and operate similar licenses. VoiceStream also holds an investment in a Canadian PCS operator.

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

   On February 25, 2000, we merged with Omnipoint Corporation. Omnipoint, directly and through joint ventures in which it has interests, provides PCS services in urban markets, including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL, and Indianapolis, IN.

   On February 24, 2000, our shareholders approved a merger with Aerial Telecommunications Inc. Aerial provides PCS services in urban markets including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL. The Aerial merger was completed on May 4, 2000. As a result, the reported results of operations for the three months ended March 31, 2000, do not include any of the results of Aerial's operations.

   We did not commence operations in any of our markets until February 1996. From that date on we have launched service in a variety of our markets as follows:


1996                  1997       1998                1999
----                  ----       ----                ----
Honolulu              El Paso    Phoenix/Tucson      Seattle/Tacoma
Portland              Boise                          San Antonio/Austin
Salt Lake City        Denver                         Washington DC/Baltimore
Albuquerque
Oklahoma City
Des Moines

Additionally, the following operational markets were acquired as a result of the Omnipoint merger in February of 2000:

   New York                    Indianapolis
   Detroit                     Hartford
   Boston/Providence           Albany
   Miami/Ft. Lauderdale        New Haven

   Due to the varying dates at which each of the markets became operational, the expenses and revenues incurred during any period may not be comparable to another period and may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses was related to start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $0.8 million of start-up costs was incurred in the three months ended March 31, 2000, and $0.8 million in the three months ended March 31, 1999.

   We hold minority interests in joint ventures that have operations in five markets. Our financial accounting for these minority interests differs from that for markets we own because we account for them as investments using the equity method of accounting. Our net share of the revenues and expenses of markets operated by joint ventures are reflected on a single line in our consolidated statements of operations. Additionally, our portion of the assets and liabilities of each joint venture are reflected, net of our portion of each joint ventures' cumulative net income or loss, in one line on our balance sheet.

   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


   We had 1,811,600 customers at March 31, 2000, a 114.2% increase from December 31, 1999. Of this, 763,300 were acquired as a result of the Omnipont merger. We had 417,300 subscribers at March 31, 1999, a 29.4% increase from December 31, 1998. The following table sets forth certain financial data as it relates to our operations:


          (Dollars in thousands)                          THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------------
                                                     2000           % CHANGE          1999
                                                  ---------         --------       ---------
           Revenues:
               Subscriber revenues                $ 170,750             221%       $  53,246
               Prepaid revenues                      25,202           2,688%             904
               Roamer revenues                       10,184             485%           1,742
               Equipment revenues                    33,910             211%          10,919
               Other revenues                        16,952           1,784%             900
                                                  ---------                        ---------
                   Total revenues                   256,998             280%          67,711
           Operating expenses:
               Cost of service                       62,317             251%          17,768
               Cost of equipment sales               58,902             133%          25,246
               Cost of engineering services             283             N.M.
               Research and development, net            295             N.M.
               General and administrative            79,049             270%          21,392
               Sales and marketing                   87,580             150%          35,022
               Depreciation and amortization         82,092             219%          25,764
               Stock-based compensation               5,596             N.M.
                                                  ---------                        ---------
                   Total operating expenses         376,114             200%         125,192
                                                  ---------                        ---------
           Other income (expense)                   (84,214)            327%         (19,705)
                                                  ---------                        ---------
           Net Loss                               $(203,330)            163%       $ (77,186)
                                                  =========                         ========
           Adjusted EBITDA                        $ (31,428)             (1)%      $ (31,717)
                                                  =========                        =========
           Cash flows provided by (used in):
               Operating activities               $ (96,313)           124%        $ (42,830)
                                                  =========                        =========

               Investing activities               $(881,169)           745%        $(104,302)
                                                  =========                        =========

               Financing activities               $ 918,307            512%       $  150,000
                                                  =========                        =========

   REVENUES

   The increase in service revenues (subscriber, prepaid and roamer revenues) is due to: i) the increase in the number of subscribers and ii) an increase in the average monthly subscriber revenue per average subscriber, or ARPU. Additionally, included in the first quarter of 2000 results is $49.3 million in service revenue generated by the markets acquired in the Omnipoint merger.

   The increase in subscribers is partially due to the subscribers acquired as a result of the Omnipont merger. Also contributing to the increase is the continuing growth in the ten markets operating during the three months ended March 31, 2000, which were also operating during the entire three months of March 31, 1999. In addition, first quarter 2000 results included subscribers in the Seattle/Tacoma, San Antonio/Austin and Washington DC/Baltimore markets that became operational subsequent to the first quarter of 1999. Additionally, we believe our "Get More" advertising campaign, featuring Jamie Lee Curtis, that was initiated in the second quarter of 1998, has contributed to the rapid subscriber growth throughout all of our markets. We intend to continue the "Get More" advertising campaign. We expect it to continue to have a positive effect on subscriber growth.

   ARPU was $54.29 for the first quarter 2000 compared to $48.80 for the same period in 1999. The addition of the Omnipoint markets increased ARPU by approximately $1.30. The remaining change is the result of the average minutes per subscriber continuing to increase and new subscribers opting for our most popular and higher priced rate plans.

   The increase in prepaid revenues is largely due to the addition of the Omnipoint markets. Omnipoint had a more mature prepaid program than that of VoiceStream and therefore the addition of this program after the merger significantly increased revenues. We expect to continue the prepaid program, with certain modifications to the supporting systems and marketing plan, and expect that the related revenues will continue to increase through the remainder of 2000.

   Roamer revenues are primarily the result of adding the Omnipont markets. These markets contributed $4.1 million to the increase for the first quarter. The remaining increase is a result of our continuing effort to procure domestic and international roaming agreements with other carriers. We expect roamer revenues to continue to increase during 2000 due to increased wireless subscribers and our expanded coverage including the addition of the Aerial operating markets in the second quarter of 2000.

   Omnipoint and Aerial offer a variety of rate plans that differ from the plans historically offered by VoiceStream. Over a period of time we will be implementing our operating practices, an overall marketing program, including rate plans, comparable to that in our existing operations. Service revenues are expected to continue to increase, as the base of customers becomes larger. However, the market response to our "Get More" advertising campaign may not be as successful in Omnipoint and Aerial operating markets as it has been in VoiceStream operating markets. As a result, service revenues and/or our customer base may not grow as rapidly as they have in the past.

   Equipment revenues increased as a result of more handsets sold. The increase in handsets sold is due to the increase in the number of new operational markets between years and launched continuing subscriber growth in the markets that were operational in both periods. The addition of the Omnipoint markets contributed $7.0 million to equipment sales in the first quarter of 2000. We anticipate continued growth in equipment sales as a result of continued growth in subscriber additions and the commencement of the "Get More" advertising campaign in the Omnipoint and Aerial markets.

   OTHER REVENUES

   Other revenues consist primarily of revenue earned as part of the reciprocal technical services agreements and resale agreements we have entered into during 1999 with the Cook Inlet entities. These agreements allow each of VoiceStream and the Cook Inlet joint venture entities to utilize air time on the other's spectrum and/or wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties. With the addition of the Omnipoint markets, the number of these agreements has increased. We expect to see revenues related to these agreements continue to increase as a result of this and the increase in customer usage activity in 2000.

   OPERATING EXPENSES

   Cost of service expenses represent expenses incurred only by operational markets. The Omnipoint merger contributed $12.1 million to the increase in cost of service for the quarter. The remaining increase in cost of service is primarily attributable to the increased costs of maintaining the expanding wireless network and supporting a growing customer base. Cost of service as a percentage of service revenues declined to 30.2% in the first quarter 2000 from 31.8% in the first quarter 1999 due to efficiencies gained from the growing subscriber base. While cost of service expenses are expected to grow in 2000 due to the growth in subscribers and operating markets, VoiceStream expects the cost of service as a percentage of service revenue to decline as greater economies of scale are realized.

   Also included in cost of service are fees incurred as part of the reciprocal technical services agreements with the Cook Inlet entities, as described above. Expenses incurred during the three months ended March 31, 2000 were $19.5 million and expenses incurred during the three months ended March 31, 1999, were $1.0 million.

   Cost of equipment sales increased primarily due to the increase in handsets sold. The Omnipoint merger contributed approximately $15.4 million to the increase for the first quarter. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

   The increase in general and administrative expenses is primarily attributable to the increased costs associated with supporting a larger subscriber base. The Omnipont merger contributed approximately $19.3 million to the increase for the first quarter of 2000. General and administrative costs per average subscriber were $21.90 for the first quarter 2000 compared to $19.28 for the first quarter 1999. This increase is largely due to the cost incurred during the first quarter of 2000 for the activities to integrate the Omnipoint and Aerial operations. While general and administrative expenses are expected to grow in 2000 due to the growth in subscribers and the addition of new operating markets, VoiceStream expects the costs per average subscriber to begin to decline as greater economies of scale are realized. The efficiencies we expect to gain due to the increased subscriber base may be partially offset during the remainder of 2000 due to the increased costs associated with integrating our back-end operations with those of Omnipoint and Aerial.

   The increase in sales and marketing costs is primarily due to the increase in new subscribers. The Omnipoint merger contributed approximately $14.4 million to the increase in the first quarter of 2000. Sales and marketing costs per net subscriber added, including the loss on equipment sales, was $556 for the first quarter 2000 compared to $520 for the first quarter 1999. This increase is largely the result of changes in our distribution mix. We expect sales and marketing cost per net subscriber added to begin to decline during 2000 due to the anticipated growth in subscriber additions.

   The increase in depreciation and amortization expense is attributable to the continued expansion of our wireless systems and the assets and intangibles acquired in the Omnipoint merger. The Omnipoint merger contributed approximately $7.1 million to depreciation and $20.0 million to amortization for the first quarter of 2000. FCC licenses are not amortized until the related market is operational. These expenses will increase as new markets become operational and with the addition of the Omnipoint and Aerial markets and systems.

   PCS TECHNOLOGY

   Cost of engineering services and research and development, net are directly attributable to the costs incurred by a technology subsidiary acquired in the Omnipoint merger in the first quarter of 2000. This subsidiary is party to several engineering contract services agreements.

   ADJUSTED EBITDA

   Adjusted EBITDA represents operating income (loss) before depreciation, amortization and stock-based compensation. Management believes Adjusted EBITDA provides meaningful additional information on VoiceStream's operating results and on its ability to service its long-term debt and other fixed obligations and to fund its continuing growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because all companies do not calculate Adjusted EBITDA in the same manner, VoiceStream's presentation may not be comparable to other similarly titled measures used by other companies.

   The decrease in negative EBITDA for the first quarter 2000 compared to the first quarter 1999 is attributable to increased revenues and operating efficiencies gained from the growing subscriber base, partially offset by increases in general and administrative and marketing costs associated with supporting our larger subscriber base. VoiceStream expects EBITDA to improve through 2000 for its operational markets; however, the commencement of operations in new markets and the continued merger integration activity will slow and could reverse this improvement.

   OTHER INCOME (EXPENSE)

   The increase in interest and financing expense in the first quarter of 2000 from the first quarter of 1999 is due to the increase in long-term debt. Long-term debt was incurred primarily to fund the capital expenditures associated with the build-out of the wireless systems. Interest expense will increase in 2000 as a result of increased borrowings to fund the continued expansion of the wireless network. The weighted average interest rate, before the effect of capitalized interest, was 10.4% in the first quarter 2000 and 8.8% in the first quarter 1999.

   NET LOSS

   The increase in net loss is attributable to the increase in depreciation and amortization and the increase in interest expense. Additionally, equity in the net losses of unconsolidated affiliates has increased due to the growth of the operating markets in our joint ventures.

   LIQUIDITY AND CAPITAL RESOURCES

   Financing and Merger Activities

   On February 25, 2000, immediately following the completion of the Omnipoint merger, we entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount not to exceed $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Immediately following the completion of the Omnipoint merger, we used the proceeds of draws on the new credit facility to repay certain long-term debt of Omnipoint. Additionally, portions of the cash equity investments received from Hutchison and Sonera, described below, were used to pay off the remaining balance on the previous credit facility.

   The availability of the revolving credit portion of the new credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages: 10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight. The term loan portion of the new credit facility is comprised of a $900 million tranche and a $1 billion tranche. The $900 million tranche is required to be amortized at the same rate that the availability under the revolving credit portion of the new credit facility reduces with a final maturity on the eighth anniversary of the closing date. The $1 billion is required to be amortized in the following amounts during the period commencing three years after the closing date through the ninth anniversary: $10 million in each of years four through eight and the remaining balance in year nine.

   Borrowings under the $900 million tranche bear interest, at our option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the new credit facility.

     The $1 billion tranche bears interest, at our option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate.

   The new credit facility contains affirmative and negative covenants of the borrowers, including financial covenants, and will provide for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of VoiceStream and certain of its subsidiaries.

    The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, we entered into a new vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and VoiceStream has agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that can be drawn by July 14, 2000, and $250 million that can be drawn by October 31, 2000. Net proceeds of the vendor facility will be used for the same purposes as other proceeds under the new credit facility.

   Certain long-term debt agreements of Omnipoint, and now of VoiceStream, contain provisions which required us to offer repayment of outstanding amounts when a change of control occurs. The Omnipoint merger constituted a change of control. Additionally, the holders of the debt issued under certain of these agreements were entitled to a prepayment premium. In accordance with the provisions of such long-term debt, we offered to purchase, at 101% of the principal amount, the 11.625% Senior Notes due 2006 and the 11.625% Series A Notes due 2006. The offer to purchase expired on April 28, 2000. Notes representing $343,000 of the combined principal amount were redeemed by note holders.

   On February 25, 2000, we completed our merger with Omnipoint. Pursuant to the merger agreement, 0.825 of a share of our common stock plus $8.00 in cash were exchanged for every outstanding share of Omnipoint common stock. There was a cash or share election option available to shareholders of Omnipoint subject to proration. In conjunction with the merger agreement signed on June 23, 1999, we invested a total of $150 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement, and the remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

   In connection with the Omnipoint merger agreement, Hutchison made an investment of $957 million into the combined company for common and convertible preferred securities. Upon signing of the merger agreement on June 23, 1999, $102.5 million of this investment was invested directly in Omnipoint preferred stock. On September 20, 1999, we announced board approval of a merger agreement with Aerial. On February 24, 2000 we obtained approval for the merger from our shareholders, and the merger was completed on May 4, 2000. Under the terms of the agreement, 0.455 of a share of VoiceStream common stock may be exchanged for each share of Aerial Series A Common Shares outstanding. Aerial public shareholders have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. The election period will end on June 9, 2000. In connection with the Aerial merger agreement, Telephone and Data Systems, Inc. ("TDS") replaced $420 million of Aerial debt owed to TDS with equity of Aerial at $22 per share. Sonera invested an additional $230 million in Aerial equity, also at $22 per Aerial share.

   A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet/VoiceStream PV/SS, PCS, LP. ("Cook Inlet PCS"). VoiceStream funded the operations of Cook Inlet PCS during the three months ended March 31, 2000 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the first quarter 2000. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $180.4 million at March 31, 2000 and $124.6 million at December 31, 1999.

   A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet/VoiceStream PCS, LLC ("CIVS"). This entity owns, among others, the Dallas and Chicago FCC BTA licenses. In January 2000, CIVS reached an agreement with an infrastructure equipment vendor providing CIVS with credit facilities up to $735 million, composed of a $160 million revolving credit agreement, term loans of up to $325 million , consisting of $125 million in Tranche A and $200 million in Tranche B, $100 million of 13% Series A Senior Discount Notes, and up to $150 million 13% Series A Subordinated Notes. These facilities are not guaranteed by VoiceStream but are secured by certain assets of CIVS. The net proceeds will be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facilities, consisting of the revolver and term loans, is based upon certain equipment purchases by CIVS up to a maximum $435 million available.

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

   In February 2000, VoiceStream announced the investment of approximately $275 million in newly issued Class A shares of Microcell Telecommunications, Inc., a Canadian GSM operator. The per share transaction price was equal to the closing market price of Microcell's publicly traded Class B Non-Voting shares on the Nasdaq National Market System on January 6, 2000, the date the agreement in principle was reached.

   Cash Flow Information

   Net cash used in operating activities was $96.3 million in the first quarter 2000. Adjustments to the $203.3 million net loss to reconcile to net cash used in operating activities included $82.1 million of depreciation and amortization, and $16.3 million of equity in the net loss of unconsolidated subsidiaries. Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $73.4 million in accrued liabilities due to the increase in accrued interest on long-term debt; and (ii) an increase of $46.9 million in inventory, due to anticipated increased sales and the number of operating markets; and (iii) an increase in prepaid expenses and other current assets of $37.7 million due to an increase in short-term notes receivable. Net cash used in operating activities was $42.8 million in the first quarter 1999.

   Net cash used in investing activities was $881.2 million in the first quarter 2000. Investing activities consisted primarily of: (i) the acquisition of Omnipoint for $418.2 million; (ii) investments in and advances to unconsolidated affiliates of $278.4 million, primarily attributable to our $275 million investment in Microcell, and (iii) purchases of property and equipment of $179.6 million, largely related to the build-out of the wireless network. Net cash used in investing activities was $104.3 million in the first quarter 1999.

   Net cash provided by financing activities was $918.3 million in the first quarter of 2000. Financing activities consisted primarily of net proceeds from the issuance of preferred and common stock in private placements and from the exercise of employee stock options totaling $1.3 billion, partially offset by net repayments on long-term debt of $334.6 million. Net cash provided by financing activities was $150.0 million in the first quarter 1999.

   In the ordinary course of business, we continue to evaluate acquisitions, joint ventures and other potential business transactions. Any such transactions would be financed with the borrowings under the new credit facility, or through the issuance of additional debt or the sale of additional equity. There can be no assurance that such funds will be available to us on acceptable or favorable terms.

   SEASONALITY

   VoiceStream, and the wireless communications industry in general, have historically experienced significant subscriber growth during the fourth calendar quarter. Accordingly, during such quarter we experienced greater losses on equipment sales and increases in sales and marketing expenses. We expect this trend to continue.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   There are no material, pending legal proceedings to which VoiceStream or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on VoiceStream.

ITEM 2. CHANGES IN SECURITIES

        (a)  None.

        (b)  None.

        (c) On February 25, 2000, the Company sold in a private transaction 7,607 shares of Convertible Junior Preferred Stock, without par value, of the Company (the "Junior Preferred Stock") to Hutchison Telecommunications PLC (USA) Limited, a British Virgin Islands corporation, for an aggregate price of $760,600,000. Such sale was exempt from registration under the Securities Act pursuant to
             Section 4(2) of the Securities Act. The Junior Preferred Stock is convertible by the holders into a number of shares of the Company's Common Stock equal to the liquidation preference of the Junior Preferred Stock divided by $29.00 (subject to adjustments for stock splits, subdivisions or combinations or other comparable transactions). The proceeds of such sale were used to pay the cash component of the consideration paid to holders of Common Stock of Omnipoint Corporation, a Delaware corporation, in connection with the merger of Omnipoint with a subsidiary of the Company and for general corporate purpose.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) A special meeting of shareholders of VoiceStream Wireless Corporation was held on February 24, 2000.

        (b)    Not applicable.

        (c)    The following matters were voted at the meeting:

           1. To approve the transaction contemplated by the Agreement and Plan of Reorganization, dated as of June 23, 1999 and amended as of December 30, 1999, by and among VS Washington, Omnipoint and VoiceStream.

                                                      PERCENTAGE OF       PERCENTAGE OF
                                    VOTES              OUTSTANDING            VOTED
               For                80,686,766               83.72%              99.91%
               Against                39,843                 .04%                .05%
               Abstain                29,675                 .03%                .04%

            2. To approve the transaction contemplated by the Agreement and Plan of Reorganization, dated as of September 17, 1999, by and among VS Washington, Aerial, VoiceStream and Telephone and Data Systems, Inc.


                                                      PERCENTAGE OF       PERCENTAGE OF
                                    VOTES              OUTSTANDING            VOTED

               For                80,539,876               83.56%               99.73%
               Against               185,989                 .19%                 .23%
               Abstain                30,419                 .03%                 .04%


            3. In accordance with their discretion, all other matters to come before the Special Meeting.


                                                      PERCENTAGE OF       PERCENTAGE OF
                                    VOTES              OUTSTANDING             VOTED

               For                62,308,632              64.65%               77.15%
               Against            11,402,828              11.83%               14.12%
               Abstain             7,049,064               7.31%                8.73%


ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    3.1        Certificate of Amendment of Amended and Restated
                          Articles of Incorporation of the Registrant

               27.1       Financial Data Schedule

           * Incorporated herein by reference to the exhibit filed with the VoiceStream Wireless Holding Corporation Registration Statement on Form S-4 (Commission File No. 333-89735), filed January 24, 2000.

        (b)    Reports on Form 8-K

               A Form 8-K was filed on March 3, 2000, announcing the closing of the Omnipoint merger and related transactions.

               A Form 8-K was filed on March 3, 2000, for the purpose of attaching a press release relating to VoiceStreams' investment in Microcell Telecommunications, Inc.

               A Form 8-K was filed on March 23, 2000, containing the audited financial statements of Aerial Communications, Inc. as of and for the years ended December 31, 1997, 1998 and 1999.

               A Form 8-K was filed on May 5, 2000, announcing the closing of the acquisition of Aerial Communications, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        VoiceStream Wireless Corporation

By s:\ Cregg Baumbaugh                          By s:\ Patricia L. Miller
       ----------------------------                    -------------------------
Cregg Baumbaugh                                 Patricia L. Miller
Executive V.P. - Finance/ Corporate             Vice President and Controller
Development (Principal Financial                (Principal Accounting Officer)
Officer)






                               Dated: May 15, 2000