Form 10-Q/A
period 2000-03-31
VOICESTREAM WIRELESS CORP /DE
filed 2000-05-17
CIK 1097609

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................23

ITEM 5.  OTHER INFORMATION.........................................................................24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................24

                             VOICESTREAM WIRELESS CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)


                                                                                  March 31,         December 31,
                                                                                    2000                 1999
                                                                                -------------       -------------
                                                                                 (Unaudited)
                                                  ASSETS
  Current assets:
    Cash and cash equivalents                                                   $     176,258       $     235,433
    Accounts receivable, net of allowance for doubtful accounts of
      $39,466 and $17,482, respectively                                               176,695              97,739
    Inventory                                                                         126,211              63,072
    Prepaid expenses and other current assets                                          79,552              14,332
                                                                                -------------       -------------
       Total current assets                                                           558,716             410,576

  Property and equipment, net of accumulated depreciation
    of $343,462 and $284,670, respectively                                          1,501,399             931,792
  Licensing costs and other intangible assets, net of accumulated
    amortization of $28,975 and $21,815, respectively                               1,426,833             450,261
  Goodwill, net of accumulated amortization
    of $17,153 and $0, respectively                                                 4,112,253
  Investments in and advances to unconsolidated affiliates                          1,075,787             409,721
  Other assets                                                                         16,421              19,563
                                                                                -------------       -------------
                                                                                $   8,691,409       $   2,221,913
                                                                                =============       =============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                                            $      58,699       $      22,878
    Accrued liabilities                                                               386,500             118,809
    Construction accounts payable                                                      51,254              61,398
    Current portion of long-term debt                                                 124,836
                                                                                -------------       -------------
       Total current liabilities                                                      621,289             203,085

  Long-term debt                                                                    4,223,245           2,011,451

  Commitments (Note 7)

  Preferred stock of consolidated subsidiary                                          302,339

  VoiceStream 2.5% convertible junior preferred stock; $0.001 par value;
     100,000,000 shares authorized; 7,606 shares
     issued and outstanding                                                           761,475

  Shareholders' equity:
    Common stock, $0.001 par value, and paid in capital; 1.0 billion shares authorized; 160,244,772 and 96,305,360
      shares issued and outstanding, respectively                                   4,078,164           1,095,539
    Deferred compensation                                                             (28,875)            (25,264)
    Deficit                                                                        (1,266,228)         (1,062,898)
                                                                                -------------       -------------
       Total shareholders' equity                                                   2,783,061               7,377
                                                                                -------------       -------------
                                                                                $   8,691,409       $   2,221,913
                                                                                =============       =============


           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                          Three months ended March 31,
                                                                        ---------------------------------
                                                                             2000                1999
                                                                        -------------       -------------
  Revenues:
      Subscriber revenues                                               $     170,750       $      53,246
      Prepaid revenues                                                         25,202                 904
      Roamer revenues                                                          10,184               1,742
      Equipment sales                                                          33,910              10,919
      Affiliate and other revenues                                             16,952                 900
                                                                        -------------       -------------
           Total revenues                                                     256,998              67,711
                                                                        -------------       -------------

  Operating expenses:
      Cost of service                                                          62,317              17,768
      Cost of equipment sales                                                  58,902              25,246
      Cost of engineering services                                                283
      Research and development, net                                               295
      General and administrative                                               79,049              21,392
      Sales and marketing                                                      87,580              35,022
      Depreciation and amortization                                            82,092              25,764
      Stock-based compensation                                                  5,596
                                                                        -------------       -------------
           Total operating expenses                                           376,114             125,192
                                                                        -------------       -------------

  Operating loss                                                             (119,116)            (57,481)
                                                                        -------------       -------------

  Other income (expense):
      Interest and financing expense, net                                     (81,231)            (11,605)
      Equity in net loss of unconsolidated affiliates                         (16,284)            (10,710)
      Interest income and other                                                15,044               2,610
      Accretion of preferred stock of consolidated subsidiary                  (1,743)
                                                                        -------------       -------------
           Total other income (expense)                                       (84,214)            (19,705)
                                                                        -------------       -------------

  Net loss                                                                   (203,330)            (77,186)
  Preferred dividends attributable to VoiceStream junior preferred               (875)
                                                                        -------------       -------------
  Net loss attributable to common shareholders                          $    (204,205)      $     (77,186)
                                                                        =============       =============

  Basic and diluted loss per common share                               $       (1.68)      $       (0.81)
                                                                        =============       =============

  Weighted average common shares used in computing
      basic and diluted loss per common share                             121,196,800          95,541,600
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

   Unaudited pro forma operating results, assuming the merger with Omnipoint occurred on January 1 of each of the respective years are as follows:




      (In thousands, except per share data)                          THREE MONTHS ENDED MARCH 31
                                                                      2000                 1999
                                                                 --------------       --------------
      Total revenues                                             $      351,671       $      128,288
      Net loss                                                   $     (373,918)      $     (282,739)
      Basic and diluted loss per common share                    $        (2.34)      $        (1.78)



4.   PROPERTY AND EQUIPMENT:


      (In thousands)                      MARCH 31        DECEMBER 31,
                                            2000             1999
                                         ----------       ------------
  Land, buildings, and improvements      $   47,886      $      24,590
  Wireless communications systems         1,249,141            849,148
  Furniture and equipment                   177,354            109,576
                                         ----------       ------------
                                          1,474,381           983,314
  Less accumulated depreciation            (343,462)          (284,670)
                                         ----------       ------------
                                          1,130,919            698,644
  Construction in progress                  370,480            233,148
                                         ----------       ------------
                                         $1,501,399       $    931,792
                                         ==========       ============

   Depreciation expense was $58.2 million during the three months ended March 31, 2000 and $22.9 million for the same period in 1999.

'                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

   Cook  Inlet VoiceStream PV/SS PCS, LP

   A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet VoiceStream PV/SS PCS, LP ("Cook Inlet PCS"). VoiceStream funded the operations of Cook Inlet PCS during the three months ended March 31, 2000 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the first quarter 2000. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $118.5 million at March 31, 2000 and $124.6 million at December 31, 1999.

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

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (CONTINUED):

   The New Ericsson Credit Facility consists of a revolving credit facility of up to $150 million and a $200 million term loan. The term loan was drawn at closing. A portion of the term loan draw was used to repay the Philadelphia Holdings credit facility. Under the terms of the agreement, the lender may elect to subordinate the revolving portion of the facility to the term loan. The principal amount of the New Ericsson Credit Facility is payable in quarterly installments beginning in 2004, with a final payment for the revolving portion of the facility due on March 31, 2008 and the final payment for the term loan due on March 31, 2009. Interest on the outstanding principal is generally payable quarterly in arrears with regard to base rate loans and at the end of the applicable interest period with regard to LIBOR loans (of which a portion of the loan proceeds are available to finance such interest payments). Interest on the New Ericsson Credit Facility is payable at varying interest rates at a base rate or LIBOR plus, in each case, a set margin and commitment fee based on Philadelphia Operating's revolver utilization rate. The New Ericsson Credit Facility may be repaid in whole or in part in minimum amounts of $2 million without a premium.

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


6.  LONG-TERM DEBT:


       (In thousands)                                    MARCH 31,         DECEMBER 31,
                                                           2000                1999
                                                      -------------       -------------
  Previous credit facility:
      Revolver                                                            $     250,000
      Term loan                                                                 250,000
  Term loans under new credit facility                $   1,900,000
  10 3/8 % Senior Notes                                   1,100,000           1,100,000
  11 7/8 % Senior Discount Notes                            720,000             720,000
  11 5/8% Senior Notes and Series A Senior Notes            450,000
  14% Senior Notes                                          142,800
  11 1/2% Senior Notes                                      205,000
  FCC license obligation                                    124,835
                                                      -------------       -------------
                                                          4,642,635           2,320,000
  Less unamortized discount and premium, net               (294,554)           (308,549)
  Less current portion of long-term debt                   (124,836)
                                                      -------------       -------------
                                                      $   4,223,245       $   2,011,451
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

   The aggregate amounts of principal maturities of VoiceStream's long-term debt at March 31, 2000, are as follows (in thousands):


       Nine months ending December 31, 2000                   $  92,723
       Year ending December 31,

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



        2001                                                       32,112
        2002                                                            0
        2003                                                      242,800
        2004                                                      145,000
  Thereafter                                                    4,130,000
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

   Equipment revenues increased as a result of more handsets sold. The increase in handsets sold is due to the increase in the number of new operational markets between years and continuing subscriber growth in the markets that were operational in both periods. The addition of the Omnipoint markets contributed $7.0 million to equipment sales in the first quarter of 2000. We anticipate continued growth in equipment sales as a result of continued growth in subscriber additions and the commencement of the "Get More" advertising campaign in the Omnipoint and Aerial markets.

   OTHER REVENUES

   Other revenues consist primarily of revenue earned as part of the reciprocal technical services agreements and resale agreements we have entered into during 1999 with the Cook Inlet entities. These agreements allow each of VoiceStream and the Cook Inlet joint venture entities to utilize air time on the others' spectrum and/or wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties. With the addition of the Omnipoint markets, the number of these agreements has increased. We expect to see revenues related to these agreements continue to increase as a result of this and the increase in customer usage activity in 2000.

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

   The increase in general and administrative expenses is primarily attributable to the increased costs associated with supporting a larger subscriber base. The Omnipont merger contributed approximately $19.3 million to the increase for the first quarter of 2000. General and administrative costs per average subscriber were $21.90 for the first quarter 2000 compared to $19.28 for the first quarter 1999. This increase is largely due to the cost incurred during the first quarter of 2000 for the activities to integrate the Omnipoint and Aerial operations. While general and administrative expenses are expected to grow in 2000 due to the growth in subscribers and the addition of new operating markets, VoiceStream expects the costs per average subscriber to begin to decline as greater economies of scale are realized. The efficiencies we expect to gain due to the increased subscriber base may be partially offset during the remainder of 2000 due to the costs associated with integrating our back-end operations with those of Omnipoint and Aerial.

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

     We expect that the Omnipoint and Aerial mergers will cause a significant increase in future interest expense and depreciation and amortization expense. Interest expense is expected to increase due to new funding obtained from the acquisition or refinancing of Omnipoint and Aerial's existing debt, and the addition of our $1.5 billion in senior notes and senior discount notes issued during November 1999. This increase in long-term debt is expected to result in an interest expense increase of approximately $250 million to $350 million during 2000. However, future interest rates may be more or less favorable which would result in a significant change in these estimates, and there can be no assurance that the refinancing of existing debt will occur and additional debt may be incurred to fund future operations. Depreciation and amortization expense is expected to increase due to the depreciation of fixed assets and the amortization of intangible assets acquired in the Omnipoint and Aerial mergers. Intangible assets acquired are expected to increase by approximately $11 billion compared to December 31, 1999, which would result in an increase in amortization expense of approximately $550 million annually. These increases in expenses are expected to significantly impact the results of future operations. Merger-related transaction costs are not expected to significantly impact future operations.

     In the ordinary course of business, we continue to evaluate acquisitions, joint ventures and other potential business transactions. Any such transactions would be financed with borrowings under the new credit facility or through the issuance of additional debt or the sale of additional equity. There can be no assurance that such funds will be available to us on acceptable or favorable terms.

Investments and Capital Expenditures

     For the remainder of 2000, we anticipate spending approximately $1.0 billion for capacity and expansion of operating markets and the development and expansion of new markets (amounts include anticipated spending by us and our Cook Inlet Joint Ventures). Additionally, we anticipate spending approximately $200 million related to new call centers and expansion of existing call centers, as well as other back office systems. We will use cash on hand, and amounts available for borrowing under the new credit facility for such purposes. The joint ventures will use cash on hand and amounts available under their various credit agreements to fund capital activity. Further funds (which may be significant) will be required to finance the continued growth of operations, including the build-out of our markets, working capital and debt service. The build-out of additional systems by VoiceStream will require substantial additional funds. The capital cost of completing the project in any particular market, and overall, could vary materially from current estimates. If adequate funds are not available from our existing capital resources, we may be required to curtail our service operations or to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements. In addition to the aforementioned capital expenditures we expect to make in 2000, we have non-cancelable lease agreements for various facilities, including cell-site locations, of approximately $87 million for 2000. The sources of funding for such expenditures will come from the same sources as discussed above.

   A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet/VoiceStream PV/SS, PCS, LP. ("Cook Inlet PCS"). VoiceStream funded the operations of Cook Inlet PCS during the three months ended March 31, 2000 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the first quarter 2000. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $118.5 million at March 31, 2000 and $124.6 million at December 31, 1999.

   A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet/VoiceStream PCS, LLC ("CIVS"). This entity owns, among others, the Dallas and Chicago FCC BTA licenses. In January 2000, CIVS reached an agreement with an infrastructure equipment vendor providing CIVS with credit facilities up to $735 million, composed of a $160 million revolving credit agreement, term loans of up to $325 million , consisting of $125 million in Tranche A and $200 million in Tranche B, $100 million of 13% Series A Senior Discount Notes, and up to $150 million 13% Series A Subordinated Notes. These facilities are not guaranteed by VoiceStream but are secured by certain assets of CIVS. The net proceeds will be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facilities, consisting of the revolver and term loans, is based upon certain equipment purchases by CIVS up to a maximum $485 million available.

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

ITEM 2. CHANGES IN SECURITIES

        (a)  None.

        (b)  None.

        (c) On February 25, 2000, the Company sold in a private transaction 7,606 shares of Convertible Junior Preferred Stock, without par value, of the Company (the "Junior Preferred Stock") to Hutchison Telecommunications PLC (USA) Limited, a British Virgin Islands corporation, for an aggregate price of $760,600,000. Such sale was exempt from registration under the Securities Act pursuant to
             Section 4(2) of the Securities Act. The Junior Preferred Stock is convertible by the holders into a number of shares of the Company's Common Stock equal to the liquidation preference of the Junior Preferred Stock divided by $29.00 (subject to adjustments for stock splits, subdivisions or combinations or other comparable transactions). The proceeds of such sale were used to pay the cash component of the consideration paid to holders of Common Stock of Omnipoint Corporation, a Delaware corporation, in connection with the merger of Omnipoint with a subsidiary of the Company and for general corporate purpose.

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


ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    3.1.1*     Amended and Restated Articles of Incorporation of the
                          Registrant

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






                               Dated: May 17, 2000