Form 10-Q
period 2000-06-30
VOICESTREAM WIRELESS CORP /DE
filed 2000-08-14
CIK 1097609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                                   (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________


                        COMMISSION FILE NUMBER 000-29667

                        VOICESTREAM WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      91-1983600
---------------------------------             ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

      3650 131ST AVENUE S.E.,
      BELLEVUE, WASHINGTON                                   98006
---------------------------------             ----------------------------------
 (Address of principal executive                           (Zip Code)
           offices)

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Title                        Shares Outstanding as of July 31, 2000
                  -----                        --------------------------------------
       Common Stock, $0.001 par value                       214,617,441

                        VOICESTREAM WIRELESS CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheets
        as of June 30, 2000, and December 31, 1999.................................................        3

        Consolidated Statements of Operations
        for the Three and Six Months Ended June 30, 2000, and June 30, 1999........................        4

        Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 2000, and June 30, 1999..................................        5

        Notes to Consolidated Financial Statements.................................................        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............................................       15


PART II - OTHER INFORMATION........................................................................       23

ITEM 1.  LEGAL PROCEEDINGS.........................................................................       23

ITEM 2.  CHANGES IN SECURITIES.....................................................................       23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................       23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................       23

ITEM 5.  OTHER INFORMATION.........................................................................       23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................       23

                        VOICESTREAM WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                 June 30,         December 31,
                                                                                   2000              1999
                                                                               ------------       ------------
                                                                                (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                    $     71,478       $    235,433
  Accounts receivable, net of allowance for doubtful accounts of
   $45,352 and $17,482, respectively                                                219,504             97,739
  Inventory                                                                         185,366             63,072
  Prepaid expenses and other current assets                                          47,852             14,332
                                                                               ------------       ------------
     Total current assets                                                           524,200            410,576

Property and equipment, net of accumulated depreciation
  of $432,012 and $284,670, respectively                                          2,086,105            931,792
Goodwill, net of accumulated amortization
  of $112,539 and $0, respectively                                                9,035,152
Licensing costs and other intangible assets, net of accumulated
  amortization of $43,998 and $21,815, respectively                               1,994,645            450,261
Investments in and advances to unconsolidated affiliates                          1,244,298            409,721
Other assets and investments                                                         63,352             19,563
                                                                               ------------       ------------
                                                                               $ 14,947,752       $  2,221,913
                                                                               ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $    130,263       $     22,878
  Accrued liabilities                                                               321,007            114,534
  Deferred revenue                                                                   42,240              4,275
  Construction accounts payable                                                     105,890             61,398
  Current portion of long-term debt                                                  94,520
                                                                               ------------       ------------
     Total current liabilities                                                      693,920            203,085

Long-term debt                                                                    5,082,567          2,011,451

Commitments (Note 7)

Preferred stock of consolidated subsidiary                                          302,416

2.5% convertible junior preferred stock; $0.001 par value;
  100,000,000 shares authorized; 7,606 shares issued and outstanding                766,938

Shareholders' equity:
  Common stock, $0.001 par value, and paid in capital; 1.0 billion shares authorized; 213,824,311 and 96,305,360 shares issued
     and outstanding, respectively                                                9,804,976          1,095,539
  Deferred compensation                                                             (22,613)           (25,264)
  Deficit                                                                        (1,680,452)        (1,062,898)
                                                                               ------------       ------------
     Total shareholders' equity                                                   8,101,911              7,377
                                                                               ------------       ------------
                                                                               $ 14,947,752       $  2,221,913
                                                                               ============       ============







           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                 Three months ended June 30,              Six months ended June 30,
                                              ---------------------------------       ---------------------------------
                                                   2000               1999                2000                1999
                                              -------------       -------------       -------------       -------------
Revenues:
    Subscriber revenues                       $     273,711       $      83,292       $     444,461       $     136,538
    Prepaid revenues                                 67,434                 529              92,636               1,433
    Roamer revenues                                  28,146               1,818              38,330               3,560
    Equipment sales                                  55,846              19,432              89,756              30,351
    Affiliate and other revenues                     28,420               3,979              45,372               4,879
                                              -------------       -------------       -------------       -------------
         Total revenues                             453,557             109,050             710,555             176,761
                                              -------------       -------------       -------------       -------------

Operating expenses:
    Cost of service                                 121,384              24,580             183,701              42,348
    Cost of equipment sales                         103,765              35,662             162,667              60,908
    Cost of engineering and R&D                       2,289                                   2,867
    General and administrative                      144,900              27,004             223,949              48,396
    Sales and marketing                             142,617              50,784             230,197              85,806
    Depreciation and amortization                   198,812              29,650             280,904              55,414
    Stock based compensation                          3,939              47,303               9,535              47,303
                                              -------------       -------------       -------------       -------------
         Total operating expenses                   717,706             214,983           1,093,820             340,175
                                              -------------       -------------       -------------       -------------

Operating loss                                     (264,149)           (105,933)           (383,265)           (163,414)
                                              -------------       -------------       -------------       -------------

Other income (expense):
    Interest and financing expense                 (120,868)            (20,276)           (202,099)            (31,881)
    Equity in net losses of unconsolidated
      affiliates                                    (35,373)             (4,511)            (47,247)            (12,799)
    Interest income and other, net                   11,356              (2,097)             21,990              (1,909)
    Accretion of preferred stock of
      consolidated subsidiary                        (5,190)                                 (6,933)
                                              -------------       -------------       -------------       -------------
         Total other income (expense)              (150,075)            (26,884)           (234,289)            (46,589)
                                              -------------       -------------       -------------       -------------

Net loss                                           (414,224)           (132,817)           (617,554)           (210,003)
Preferred dividends attributable to
    2.5% junior preferred stock                      (5,463)                                 (6,338)
                                              -------------       -------------       -------------       -------------
Net loss attributable to common
    shareholders                              $    (419,687)      $    (132,817)      $    (623,892)      $    (210,003)
                                              =============       =============       =============       =============
Basic and diluted loss per common share       $       (2.16)      $       (1.39)      $       (3.95)      $       (2.20)
                                              =============       =============       =============       =============
Weighted average common shares used in
    computing basic and diluted loss per
    common share                                193,972,000          95,548,000         157,883,000          95,545,000
                                              =============       =============       =============       =============




           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Six months ended June 30,
                                                                 -----------------------------
                                                                    2000              1999
                                                                 -----------       -----------
Operating activities:
  Net loss                                                       $  (617,554)      $  (210,003)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                  280,904            55,414
      Amortization of debt discount and premium                       20,240
      Equity in net loss of unconsolidated affiliates                 47,247            12,799
      Stock-based compensation                                         9,535            47,303
      Allowance for bad debts                                         (1,681)            3,314
      Other, net                                                       6,742               466
      Changes in operating assets and liabilities, net of
        effects from consolidating acquired interests:
          Accounts receivable                                        (23,078)          (30,180)
          Inventory                                                 (102,319)            2,114
          Prepaid expenses and other current assets                   (5,238)             (190)
          Accounts payable                                            92,712            11,402
          Accrued liabilities                                         61,197            32,444
                                                                 -----------       -----------
     Net cash used in operating activities                          (231,293)          (75,117)
                                                                 -----------       -----------

Investing activities:
  Purchases of property and equipment                               (469,305)         (128,537)
  Additions to licensing costs and
     other intangible assets                                            (527)           (2,228)
  Acquisitions of wireless properties, net of cash acquired         (469,366)
  Investments in and advances to unconsolidated affiliates          (364,158)         (150,892)
  Other                                                               (2,252)          (13,473)
                                                                 -----------       -----------
     Net cash used in investing activities                        (1,305,608)         (295,130)
                                                                 -----------       -----------

Financing activities:
  Net proceeds from issuance of common and preferred stock         1,331,099               116
  Long-term debt borrowings                                        2,740,000           755,000
  Long-term debt repayments                                       (2,668,688)         (270,000)
  Net receipts from (payments) to Western Wireless                    38,677           (30,570)
  Deferred financing costs                                           (68,142)          (12,500)
                                                                 -----------       -----------
     Net cash provided by financing activities                     1,372,946           442,046
                                                                 -----------       -----------

Change in cash and cash equivalents                                 (163,955)           71,799

Cash and cash equivalents, beginning of period                       235,433             8,057
                                                                 -----------       -----------

Cash and cash equivalents, end of period                         $    71,478       $    79,856
                                                                 ===========       ===========







           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      ORGANIZATION:

        VoiceStream Wireless Corporation ("VoiceStream" or "we") provides personal communication services ("PCS") in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. VoiceStream was incorporated in June 1999 as a Delaware corporation to act as the parent company for business combinations involving our predecessor, now named VS Washington Corporation ("VS Washington")

        On July 24, 2000, we announced a definitive merger agreement (the "Agreement") with Deutsche Telekom AG, a German telecommunication provider. Pursuant to the Agreement, which was approved by the Boards of Directors of both companies, each VoiceStream shareholder will receive 3.2 Deutsche Telekom shares and $30 in cash for each share of VoiceStream common stock, subject to certain adjustments. VoiceStream shareholders are able to elect either an all-stock or all-cash option, subject to the proration terms of the Agreement. In connection with the merger, Deutsche Telekom will assume all of our outstanding debt, currently totalling $5.2 billion. Deutsche Telekom will make a $5.0 billion investment in VoiceStream, which is expected to occur during the third quarter of 2000 in exchange for preferred stock convertible into common stock at a price of $160 per share. Deutsche Telekom's investment is not contingent upon the closing of the merger. The merger is expected to qualify as a tax-free reorganization for VoiceStream shareholders receiving Deutsche Telekom stock. The merger is subject to the customary closing conditions, including approval by VoiceStream's shareholders and legal and regulatory approvals. The merger is expected to be completed in the first half of 2001.

        On February 25, 2000, pursuant to a reorganization agreement approved by the shareholders of VS Washington and Omnipoint Corporation ("Omnipoint"), VoiceStream, as a holding company, became the parent of VS Washington and of Omnipoint. On May 4, 2000, VoiceStream completed the acquisition by merger of Aerial Communications, Inc. ("Aerial"). VoiceStream's current business activities consist of the combined businesses of VS Washington, Omnipoint and Aerial.

        Prior to May 3, 1999, VS Washington was an 80.1% owned subsidiary of Western Wireless Corporation ("Western Wireless"). The remaining 19.9% was owned by Hutchison Telecommunications PCS (USA) Limited ("Hutchison"), a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. On May 3, 1999, VS Washington was formally separated in a spin-off transaction from Western Wireless' other operations.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


        The accompanying interim consolidated financial statements and the financial information included herein are unaudited, but reflect all adjustments which are, in our opinion, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year.


        Capitalized interest

        Our PCS licenses and wireless communications systems represent qualified assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." Our policy is to capitalize interest in new markets during the build-out phase until service is initiated for customers. We had no capitalized interest during the three months ended June 30, 2000 and $0.1 million during the six months ended June 30, 2000. We had no capitalized interest for the three months ended June 30, 1999 and $1.6 million during the six months ended June 30, 1999.

        Intangible assets and amortization

        Goodwill consists of the excess of the purchase price over the fair value of assets acquired in the Aerial and Omnipoint mergers (see Note 3) and is being amortized over a useful life of 20 years. Licensing costs, including those acquired from Aerial and Omnipoint, are amortized over a useful life of 40 years.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

        Revenue recognition

        Service revenues based on customer usage are recognized at the time the service is provided. Access and special feature service revenue are recognized when earned. Sales of equipment, primarily handsets, are recognized upon delivery to the customer. Prepaid coupon sales are deferred until service is provided.

        Supplemental cash flow disclosure

        Cash paid for interest (net of any amounts capitalized) was $149.1 million for the six months ended June 30, 2000 and $25.8 million for the same period in 1999.

        Reclassifications

        Certain amounts in the prior period financial statements have been reclassified to conform to the 2000 presentation.


        Recently issued accounting pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The implementation of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter ended December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer, such as an arrangement to provide telecommunication services. We are in the process of evaluating the impact of adoption of this bulletin.

        In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of APB No. 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. We believe that our practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the our financial statements.

3.      AERIAL AND OMNIPOINT MERGERS:

        On May 4, 2000, we completed the merger with Aerial and accordingly, subsequent to this date, Aerial results are included in VoiceStream's consolidated results. Aerial provides PCS services in urban United States markets including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburg, PA, and Tampa-St. Petersburg, FL. The merger was accounted for using the purchase method. Pursuant to the agreement, we exchanged 0.455 of a share of VoiceStream common stock for each share of outstanding Aerial common stock.

        In connection with the Aerial merger agreement, prior to closing of the merger, Telephone and Data Systems, Inc ("TDS") replaced $420.0 million of Aerial debt owed to TDS with equity of Aerial at $22 per Aerial common share. In addition, Sonera, Ltd, ("Sonera") a Finnish telecommunications company, which held an investment in Aerial Operating Company ("AOC"), a subsidiary of Aerial, invested $230.0 million in Aerial equity, also at $22 per Aerial common share. Prior to the closing of the Aerial merger, Sonera converted its interest in AOC into Aerial common stock.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.      AERIAL AND OMNIPOINT MERGERS - CONTINUED:

        On February 25, 2000, we completed the merger with Omnipoint and accordingly, subsequent to this date, Omnipoint results are included in VoiceStream's consolidated results. Omnipoint, directly and through joint ventures in which it has interests, provides PCS services in urban markets including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL, and Indianapolis, IN. The merger was accounted for using the purchase method. Pursuant to the agreement, we exchanged 0.825 of a share of VoiceStream common stock plus $8.00 in cash for each share of outstanding Omnipoint common stock. In conjunction with the merger agreement, VoiceStream committed to invest a total of $150.0 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement in June 1999. The remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

        In connection with the Omnipoint merger agreement, Hutchison made an investment of $957.0 million into the combined company for common and redeemable convertible preferred securities. $102.5 million was invested directly in Omnipoint preferred stock subsequent to finalizing the merger agreement in June 1999. Hutchinson invested an additional $47.5 million in Omnipoint preferred stock in October 1999. The remaining $807.0 million was invested in VoiceStream upon the closing of the merger. Upon completion of the merger, Hutchison exchanged its $150.0 million investment in Omnipoint preferred stock for VoiceStream common stock at $29 per share. Additionally, Sonera invested $500.0 million in VoiceStream at the closing of the Omnipoint merger, purchasing VoiceStream common shares at $57 per share.

        The components of the purchase price of these merger transactions and the preliminary allocations are as follows (in thousands, except share data):

                                                        AERIAL         OMNIPOINT
                                                      ----------      ----------
Consideration and merger costs:
    Total value of shares issued in mergers (a)       $5,703,500      $1,538,000
    Cash payments                                        113,900         627,000
    Fair value of options and warrants converted           6,100         859,000
    Fair value of liabilities assumed inclusive
          of minority interest                           459,500       3,133,800
    Merger related costs                                  20,500          19,000
    Cook Inlet exchange rights (See Note 5)                               28,000
                                                      ----------      ----------
                Total consideration                    6,303,500       6,204,800
Preliminary allocation of purchase price:
    Current assets                                        94,800         171,000
    Property, plant and equipment                        384,800         473,000
    Investments in unconsolidated affiliates               3,500         714,700
    Licenses and other intangibles                       550,900         939,000
                                                      ----------      ----------
                Preliminary goodwill                  $5,269,500      $3,907,100
                                                      ==========      ==========

        (a) VoiceStream issued 52,325,301 and 52,952,399 shares, respectively, in conjunction with the Aerial and Omnipoint mergers.

        The above allocations reflect the estimated fair value of assets and liabilities acquired. Some allocations are based on valuations which are currently being finalized. VoiceStream does not believe that the final purchase price allocations will produce materially different results than those reflected above.

        Unaudited pro forma operating results, assuming both the Aerial and Omnipoint mergers occurred on January 1 of each of the respective years are as follows (in thousands, except per share data):

                                              SIX MONTHS ENDED JUNE 30
                                                2000            1999
                                             ---------       ---------
Total revenues                               $ 900,000       $ 420,000
Net loss                                     $(895,000)      $(595,000)
Basic and diluted loss per common share      $   (4.21)      $   (2.82)

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.      PROPERTY AND EQUIPMENT:



                                         JUNE 30,        DECEMBER 31,
(in thousands)                             2000              1999
                                       -----------       -----------
Land, buildings, and improvements      $    57,179       $    24,590
Wireless communications systems          1,562,299           849,148
Furniture and equipment                    231,854           109,576
                                       -----------       -----------
                                         1,851,332           983,314
Less accumulated depreciation             (432,012)         (284,670)
                                       -----------       -----------
                                         1,419,320           698,644
Construction in progress                   666,785           233,148
                                       -----------       -----------
                                       $ 2,086,105       $   931,792
                                       ===========       ===========

        Depreciation expense was $91.6 million and $27.9 million for the three months ended June 30, 2000 and 1999, respectively, and $149.8 million and $52.0 million during the six months ended June 30, 2000 and 1999, respectively.


5.      INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

        Cook Inlet VoiceStream PV/SS PCS, LP

        A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet VoiceStream PV/SS PCS, LP ("Cook Inlet PCS"). VoiceStream funded the operations of Cook Inlet PCS during the six months ended June 30, 2000 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the second quarter 2000. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $64.8 million at June 30, 2000 and $61.9 million at December 31, 1999.

        Cook Inlet/VoiceStream PCS, LLC

        A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet/VoiceStream PCS, LLC ("CIVS"). This entity owns, among others, the Dallas and Chicago FCC BTA licenses. In January 2000, CIVS reached an agreement with an infrastructure equipment vendor to provide CIVS with credit facilities of up to $735 million, composed of a $160 million revolving credit agreement, term loans of $325 million, consisting of $125 million in Tranche A and $200 million in Tranche B, $100 million of 13% Series A Senior Discount Notes, and up to $150 million of 13% Series A Subordinated Notes. These facilities are not guaranteed by VoiceStream but are secured by certain assets of CIVS. The net proceeds will be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facilities, consisting of the revolving credit agreement and term loans, is based upon certain equipment purchases by CIVS up to the maximum $485 million available. The total investment in CIVS including advances under promissory notes, was $204.4 million at June 30, 2000 and $181.4 million at December 31, 1999.

        Cook Inlet/VoiceStream PCS II and III, LLC

        Under the Designated Entity rules set forth by the FCC, VoiceStream can not own C and F Block licenses. Omnipoint's C and F Block licenses, assets and liabilities associated with these licenses and operations were transferred to two new joint venture entities controlled by Cook Inlet Region, Inc. ("Cook Inlet"). We have accounted for this transfer of non-monetary assets as an investment at VoiceStream's historical cost, which equates to the fair value of these assets and liabilities as determined in the purchase price allocation performed for the merger with Omnipoint. The excess purchase price attributed to these assets has been allocated between license costs and goodwill and is being amortized into the loss of unconsolidated affiliates over 40 and 20 years, respectively. Each of these joint venture entities, Cook Inlet/VoiceStream GSM II PCS, LLC ("CIVS II") and Cook Inlet/VoiceStream GSM III PCS, LLC ("CIVS III"), qualify as a Designated Entity.

        Cook Inlet contributed a total of $75 million in cash to these joint venture entities for its 50.1% ownership and

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5.      INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES - CONTINUED:

exchange rights. Immediately prior to the merger, Omnipoint contributed a combination of non-cash assets and liabilities for its 49.9% ownership. Cook Inlet holds the majority of voting power in each of these joint venture entities. The total investment in CIVS II and III, including advances under promissory notes, was $656.5 million and $53.8 million, respectively, as of June 30, 2000.

        Cook Inlet has certain rights, but not the obligation, to exchange their joint venture interests in Cook Inlet PCS, CIVS, CIVS II and CIVS III for approximately 12.6 million shares of VoiceStream common stock for a 30 day period beginning after the FCC regulatory holding period has expired (currently five years after the issuance date of the licenses held by the joint ventures). For Cook Inlet PCS, CIVS and CIVS II this date is in the second quarter of 2002, and for CIVS III in the fourth quarter of 2004. These rights are conditioned upon the FCC's Designated Entity rules and VoiceStream's legal ability to own the C and F Block licenses at the time of the exchange under such rules. The initial fair value of these exchange rights of $58.6 million has been recorded as an increase to investments in and advances to unconsolidated affiliates and additional paid-in capital. The exchange rights are being amortized over the remaining FCC regulatory holding periods for the respective licenses. For the three and six months ended June 30, 2000, $5.5 million and $9.0 million, respectively, in amortization expense was recognized for these rights.

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

        The Class A shares constitute approximately 15% of the issued and outstanding equity securities of Microcell. Class A shares are non-voting but are convertible at any time into common shares, which are voting (subject to Canadian foreign ownership restrictions). If fully converted, these common shares would represent a 22.6% voting interest in Microcell. Additionally, VoiceStream is entitled to designate two members of Microcell's Board of Directors. The investment is being accounted for using the equity method. The total consideration paid by VoiceStream in excess of Microcell's assets, net of liabilities, amounted to $287 million and is allocated primarily to licenses and goodwill. Amortization expense recognized since February 28, 2000 was $4.1 million and is included in equity losses of unconsolidated affiliates.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.      LONG-TERM DEBT:

                                                      JUNE 30,       DECEMBER 31,
(in thousands)                                          2000             1999
                                                    -----------      ------------
Previous credit facility:
    Revolver                                                          $   250,000
    Term loan                                                             250,000
New credit facility:
    Revolver                                        $   340,000
    Vendor facility                                     500,000
    Term loans                                        1,900,000
10 3/8 % Senior Notes                                 1,249,654         1,100,000
11 7/8 % Senior Discount Notes                          720,000           720,000
11 5/8% Senior Notes and Series A Senior Notes          449,654
14% Senior Notes
11 1/2% Senior Notes                                    205,000
FCC license obligations                                  94,520
                                                    -----------       -----------
                                                      5,458,828         2,320,000
Less unamortized discount and premium, net             (281,741)         (308,549)
Less current portion of long-term debt                  (94,520)
                                                    -----------       -----------
                                                    $ 5,082,567       $ 2,011,451
                                                    ===========       ===========

        On February 25, 2000, immediately following the completion of the Omnipoint merger, VoiceStream entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Immediately following the completion of the Omnipoint merger, VoiceStream used the proceeds of draws on the new credit facility to repay certain long-term debt of Omnipoint. Additionally, a portion of the cash equity investments received from Hutchison and Sonera, described in Note (3), were used to pay off the remaining balance on the previous credit facility.

        The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, we entered into a vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and VoiceStream has agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that was drawn in July 2000, and $250 million that can be drawn by October 31, 2000. Net proceeds of the vendor facilities will be used for the same purposes as other proceeds under the new credit facility.

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

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.      LONG-TERM DEBT - CONTINUED:

        The $1 billion Tranche B and the vendor facility tranches bear interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The applicable margin on the final $250 million vendor facility tranche, which must be drawn prior to October 31, 2000, may be subject to adjustment at any time before disbursement of the funds.

        The credit facility requires VoiceStream to enter into interest rate hedging agreements to manage the interest rate exposure pertaining to borrowings under the credit facility. VoiceStream had entered into interest rate caps, collars and swaps with a total notional amount of $325.0 million at June 30, 2000. Generally these instruments have initial terms ranging from 1 to 4 years and effectively convert variable rate debt to fixed rate. The amount of unrealized gain or loss attributable to changing interest rates at June 30, 2000 was not material.


        The new credit facility contains affirmative and negative covenants, with which VoiceStream must comply, including financial covenants, and provides for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of VoiceStream and certain of its subsidiaries. As of June 30, 2000, we were in compliance with respect to these affirmative and negative covenants.


        During the second quarter of 2000, VoiceStream exchanged $142.8 million of Omnipoint's 14% Senior Notes for $149.7 million of VoiceStream's 10-3/8% Senior Notes, and exchanged $102.3 million of Omnipoint's 11-1/2% Senior Notes for a like amount of VoiceStream's 11-1/2% Senior Notes. In July 2000, VoiceStream exchanged $193.5 million of the 11.625% Senior Notes due 2006 and $249.3 million of the 11.625% Series A Senior Notes due 2006 for $476.1 million of VoiceStream's 10-3/8% Senior Notes. Subsequent to these exchanges, $6.8 million of the Omnipoint 11.625% Senior Notes and Series A Senior Notes and $102.7 million of the Omnipoint 11-1/2% Senior Notes remain outstanding. The differences in the total value of debt exchanged represented an adjustment to fair value of debt assumed in the Omnipoint merger and therefore were treated as adjustments to the total purchase price of Omnipoint and are reflected in additional goodwill recorded.

        The aggregate amounts of principal maturities of long-term debt at June 30, 2000 are as follows (in thousands):

Twelve months ending June 30, 2001          $   94,520
    Remainder of 2001                                -
    Year ending December 31,
    2002                                             -
    2003                                       100,000
    2004                                       145,000
    Thereafter                               5,119,308
                                            ----------
                                            $5,458,828
                                            ==========

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.      COMMITMENTS AND CONTINGENCIES:

        Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2000, are summarized below (in thousands):

Six months ending December 31, 2000      $ 80,346
Year ending December 31,
    2001                                  157,633
    2002                                  145,684
    2003                                  138,183
    2004                                  128,788
    Thereafter                            270,690
                                         --------
                                         $921,324
                                         ========

        Aggregate rental expense for all operating leases was approximately $25.3 million and $7.7 million for the three months ended June 30, 2000 and 1999, respectively, and $52.8 million and $14.5 million during the six months ended June 30, 2000 and 1999, respectively.

        In order to ensure adequate supply and availability of certain infrastructure equipment requirements and service needs, VoiceStream has committed to purchase PCS equipment from various suppliers. These commitments total approximately $1.5 billion. At June 30, 2000, VoiceStream has ordered approximately $1.0 billion under these agreements, of which approximately $300 million is undelivered.

        VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

        Contingencies:

        As a result of the Aerial and Omnipoint mergers, VoiceStream may have to make substantial tax indemnity payments to Western Wireless. In the spin-off transaction effected on May 3, 1999, Western Wireless distributed its entire 80.1% interest in VS Washington's common stock to its shareholders. Western Wireless will recognize gain as a result of the spin-off, if the spin-off is considered to be part of a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, 50% or more of VS Washington's common stock, considered under IRS rules a "prohibited transaction". VoiceStream has agreed to indemnify Western Wireless on an after-tax basis for any taxes, penalties, interest and various other expenses incurred by Western Wireless if it is required to recognize such a gain. The amount of such gain that Western Wireless would recognize would be equal to the difference between the fair market value of VS Washington common stock at the time of the spin-off and Western Wireless' adjusted tax basis in such stock at that time.

        In the absence of direct authority, and although the issue is not free from doubt, we believe that we should be able to establish that the spin-off and VoiceStream's acquisition of VS Washington's stock pursuant to the mergers, in conjunction with the related transactions and Hutchison's original investment in VS Washington stock within two years prior to the spin-off, are not pursuant to a prohibited plan. However, if the IRS were to take the position that a prohibited plan did occur, the estimated range of possible liability of VoiceStream, not including interest and penalties, if any, is from zero to $400 million.

        Fourteen of the C Block licenses owned by CIVS were issued subject to the outcome of the bankruptcy proceedings of the original licensee. Pursuant to an FCC order, the bankruptcy debtors elected to relinquish certain licenses, which were subsequently reauctioned. A secured creditor of the debtors, filed with the court a motion for reconsideration of the election order, which was denied. An appeal of this denial is currently before the U. S. District Court of Northern Maryland. Because the appeal of the election order is still pending, there is uncertainty as to these C Block licenses of CIVS. In the event that these licenses are returned to the jurisdiction of the bankruptcy court, it is unlikely that CIVS will be able to recoup any or all of the costs incurred by it in connection with the construction and development of systems related to such licenses.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

 8.     SALE OF OMNIPOINT TECHNOLOGIES INC.:

        On June 27, 2000 we sold a wholly-owned subsidiary, Omnipoint Technologies ("OTI"), to Xircom, Inc. ("Xircom"). Pursuant to the terms of the sales agreement, we exchanged all of the outstanding common shares of OTI for approximately 1.2 million common shares of Xircom. The sale was accounted for as a tax-free reorganization and VoiceStream did not recognize any gain or loss on the transaction. The Xircom shares received were valued at approximately $40.4 million, representing the market price per share at the time of the sale, after discounting for trading restrictions. The operations of OTI were immaterial to the consolidated operations of VoiceStream for the three month and six month periods ended June 30, 2000.

 9.     RELATED PARTY TRANSACTIONS:

        VoiceStream and the Cook Inlet joint ventures have entered into reciprocal technical services agreements which allow each to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties. During the three months ended June 30, 2000, we earned revenues of $26.8 million and incurred expenses of $31.8 million related to these agreements. During the three months ended June 30, 1999, we earned revenues of $4.0 million and incurred expenses of $4.7 million. For the six months ended June 30, 2000, we earned revenues of $43.7 million and incurred expenses of $51.3 million, as compared to revenues of $4.9 million and expenses of $5.7 million during the comparable period in 1999.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

        Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which VoiceStream operates; technology changes; competition; changes in business strategy or development plans; the high leverage of VoiceStream; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against VoiceStream; and other factors referenced in VoiceStream's filings with the Securities and Exchange Commission. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. VoiceStream disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

        The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 1999. Due to the phase of the business cycle of VoiceStream's PCS operations, our operating results for prior periods may not be indicative of future performance.

        Overview

        We provide wireless communications services in urban markets in the United States through the ownership and operation of PCS licenses and through our minority interests in joint ventures that own and operate similar licenses. We also hold a minority investment in a Canadian PCS operator.

        We were formed in 1994 as Western PCS Corporation. Prior to May 3, 1999, we were an 80.1% owned subsidiary of Western Wireless Corporation. The remaining 19.9% was owned by Hutchison, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. As the result of a spin-off transaction affected May 3, 1999, we formally separated from Western Wireless' other operations.

        On February 25, 2000, we merged with Omnipoint. Omnipoint, directly and through joint ventures in which it has interests, provides PCS services in urban markets, including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL, and Indianapolis, IN.

        On May 4, 2000, we completed our merger with Aerial. Aerial provides PCS services in urban markets including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL. As a result, the reported results of operations for the three and six months ended June 30, 2000, include the results of Aerial's operations for the period of May 4, 2000 through June 30, 2000.

        On July 24, 2000, we announced that we had entered into a definitive merger agreement with Deutsche Telekom AG, a German telecommunications provider. In connection with the merger, Deutsche Telekom will assume all of our outstanding debt which currently totals approximately $5.2 billion. Deutsche Telekom will make a $5.0 billion investment in VoiceStream convertible preferred stock, which is expected to occur during the third quarter of 2000. Deutsche Telekom's investment is not contingent upon the closing of the merger. The merger is expected to qualify as a tax-free reorganization for VoiceStream shareholders receiving Deutsche Telekom stock. The merger is subject to the customary closing conditions, including VoiceStream shareholder approval and legal and regulatory approvals. The merger is expected to be completed in the first half of 2001.

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
Honolulu                  El Paso                  Phoenix/Tucson          Seattle/Tacoma
Portland                  Boise                                            San Antonio/Austin
Salt Lake City            Denver                                           Washington DC/Baltimore

Albuquerque
Oklahoma City
Des Moines

The following operational markets were acquired as a result of the Omnipoint merger in February of 2000:

  New York                             Indianapolis
  Detroit                              Hartford
  Boston/Providence                    Albany
  Miami/Ft. Lauderdale                 New Haven

Additionally, the following operational markets were acquired as a result of the Aerial merger in May of 2000:

  Minneapolis                          Kansas City
  Tampa/St. Petersburg                 Columbus
  Pittsburgh                           Houston

        Due to the varying dates at which each of the markets became operational, the expenses and revenues incurred during any period may not be comparable to another period and may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses were start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $0.4 million and $0.5 million of start-up costs were incurred during the three months ended June 30, 2000 and 1999, respectively, and $1.2 million of start-up costs were incurred during both six month periods ended June 30, 2000 and 1999.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

        We had 2,566,700 subscribers at June 30, 2000, representing an increase of 755,100 or 41.7% from March 31, 2000, and a 203.5% increase from December
31, 1999. At June 30, 1999, we had 553,200 subscribers, representing an increase of 135,900 or 32.6% from March 31, 1999, and a 71.6% increase from December 31, 1998.

        The following table sets forth certain financial data as it relates to our operations:

(Dollars in thousands)                         THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------------     -------------------------------------------
                                                          %                                               %
                                        2000           CHANGE           1999            2000           CHANGE           1999
                                     -----------     -----------     -----------     -----------     -----------     -----------
Revenues:
  Subscriber revenues                $   273,711             229     $    83,292     $   444,461             226     $   136,538
  Prepaid revenues                        67,434          12,647             529          92,636           6,365           1,433
  Roamer revenues                         28,146           1,448           1,818          38,330             977           3,560
  Equipment revenues                      55,846             187          19,432          89,756             196          30,351
  Affiliate and other
   revenues                               28,420             614           3,979          45,372             830           4,879
                                     -----------                     -----------     -----------                     -----------
         Total revenues                  453,557             316         109,050         710,555             302         176,761
                                     -----------                     -----------     -----------                     -----------

Operating expenses:
  Cost of service                        121,384             394          24,580         183,701             334          42,348
  Cost of equipment
    sales                                103,765             191          35,662         162,667             167          60,908
  Cost of engineering
    services, research
    and development                        2,289            N.M.                           2,867            N.M.
  General and
    administrative                       144,900             437          27,004         223,949             363          48,396
  Sales and marketing                    142,617             181          50,784         230,197             168          85,806
  Depreciation and
    amortization                         198,812             571          29,650         280,904             407          55,414
  Stock based
    compensation                           3,939             (92)         47,303           9,535             (80)         47,303
                                     -----------                     -----------     -----------                     -----------
         Total operating
           expenses                      717,706             234         214,983       1,093,820             222         340,175
                                     -----------                     -----------     -----------                     -----------

Other income (expense)                  (150,075)            458         (26,884)       (234,289)            403         (46,589)
                                     -----------                     -----------     -----------                     -----------

Net Loss                             $  (414,224)            211     $  (132,817)    $  (617,554)            194     $  (210,003)
                                     ===========                     ===========     ===========                     ===========

Adjusted EBITDA                      $   (61,398)            112     $   (28,980)    $   (92,826)             53     $   (60,697)
                                     ===========                     ===========     ===========                     ===========

Cash flows provided by (used in):
     Operating activities            $  (130,570)                    $   (29,865)    $  (231,293)                    $   (75,117)
                                     ===========                     ===========     ===========                     ===========
     Investing activities            $  (428,849)                    $  (193,250)    $(1,305,608)                    $  (295,130)
                                     ===========                     ===========     ===========                     ===========
     Financing activities            $   454,639                     $   292,046     $ 1,372,946                     $   442,046
                                     ===========                     ===========     ===========                     ===========


        REVENUES

        The increase in service revenues (subscriber, prepaid and roamer revenues) is due to the growth in the number of subscribers and the Aerial and Omnipoint mergers. Included in the results for the three months and six months ended June 30, 2000 was $180.6 million and $230.0 million, respectively, in service revenues generated by the acquired markets.

        The increase in subscribers is due primarily to subscribers acquired as a result of the Omnipoint and Aerial mergers and continuing growth in the eleven markets operating during the three months ended June 30, 2000, which were also operating during the entire three months of June 30, 1999. In addition, second quarter 2000 results included subscribers in the San Antonio/Austin and Washington DC/Baltimore markets that became operational subsequent to the second quarter of 1999. We believe our "Get More" marketing strategy, featuring Jamie Lee Curtis in our advertising, that was initiated in the second quarter of 1998, has contributed to the rapid subscriber growth throughout all of our markets. We intend to continue the "Get More" marketing strategy and expect a continued positive effect on subscriber growth.

        Subscriber revenue per average subscriber ("ARPU") was $50.17 and $57.58 for the three months ended June 30, 2000 and 1999, respectively, and $52.47 and $53.78 for the six months ended June 30, 2000 and 1999, respectively. The decline in ARPU is largely the result of the lower ARPU prepaid business acquired in the Aerial and Omnipoint mergers. The addition of the Omnipoint and Aerial markets did not have a significant impact on ARPU for the three and six month periods ended June 30, 2000.

        The substantial increase in prepaid revenues is largely due to the acquisition of Omnipoint and Aerial, which had more mature prepaid programs than VoiceStream. We expect to continue the prepaid program, with certain modifications to the supporting systems and marketing plan, and expect continued revenue growth through the remainder of 2000.

        Roamer revenues are primarily the result of adding the Omnipoint and Aerial markets. These markets contributed $20.2 million and $24.3 million to the increase for the three months and six months ended June 30, 2000, respectively. The remaining increase is a result of our continuing effort to procure domestic and international roaming agreements with other carriers. We expect roamer revenues to continue to increase during 2000 due to increased wireless subscribers and our expanded network coverage.

        Equipment revenues increased as a result of more handsets sold. The increase in handsets sold is due to the increase in the number of new operational markets between years and continuing subscriber growth in the markets that were operational in both periods. The addition of the Omnipoint and Aerial markets contributed $29.8 million to equipment sales in the second quarter of 2000, and $36.2 million during the first six months of 2000. We anticipate continued growth in equipment sales as a result of continued growth in subscriber additions and the commencement of the "Get More" marketing strategy in the Omnipoint and Aerial markets.

        Other revenues consist primarily of revenue earned as part of the reciprocal technical services agreements and resale agreements we have entered into during 1999 with the Cook Inlet joint venture entities. These agreements allow each of VoiceStream and the Cook Inlet joint venture entities to utilize air time on the others' spectrum and/or wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties. With the addition of the Omnipoint and Aerial markets, the number of these agreements has increased. We expect to see revenues related to these agreements continue to increase as a result of this and the continual growth in the number of customers in 2000.

        OPERATING EXPENSES

        Cost of service expenses represent expenses incurred only by operational markets. The Omnipoint and Aerial mergers contributed $58.6 million to the increase in cost of service for the second quarter, and $70.7 million for the first six months of 2000. The remaining increase in cost of service is primarily attributable to the increased costs of maintaining the expanding wireless network and supporting a growing customer base. Cost of service as a percentage of total revenue less equipment sales increased to 30.5% from 27.4% in the three months ended June 30, 2000 and 1999, respectively and 29.6% from 28.9% in the six months ended June 30, 2000 and 1999, respectively. The increase is due to the higher costs of serving customers in the markets acquired in the Omnipoint and Aerial mergers. While cost of service expenses are expected to grow in 2000 due to the growth in subscribers and operating markets, we expect the cost of service as a percentage of service revenue to decline as greater economies of scale are realized.

        Cost of equipment sales increased primarily due to the increase in handsets sold. The Omnipoint and Aerial mergers contributed approximately $64.6 million and $80.0 million to the increase in the second quarter and the first six months of 2000, respectively. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice, and we expect to continue to do so in the future.

        The increase in general and administrative expenses is primarily attributable to the increased costs associated with supporting a larger subscriber base. The Omnipoint and Aerial mergers increased second quarter and year to date 2000 general and administrative expenses by $64.0 million and $83.3 million, respectively. General and administrative costs per average subscriber were $21.31 and $18.55 for the three months ended June 30, 2000 and 1999, respectively, and $21.88 and $18.86 for the six months ended June 30, 2000 and 1999, respectively. This increase is largely due to the Omnipoint and Aerial mergers and the timing of when the synergies will be realized from consolidating administrative functions, as well as the costs incurred to integrate the operations of Omnipoint and Aerial. While general and administrative expenses are expected to grow in 2000 due to the growth in subscribers and operating markets, and the addition of new operating markets, we expect the cost per average subscriber to decline as greater economies of scale are realized. The efficiencies we expect to gain due to the increased subscriber base may be partially offset during the remainder of 2000 by the costs associated with integrating our back-end operations with those of Omnipoint and Aerial.

        Sales and marketing costs increased as a result of the increase in net subscriber additions and the effort to promote VoiceStream's brand name in a greater number of markets. The Omnipoint and Aerial mergers contributed approximately $67.1 million and $81.5 million to the increases in the second quarter and the first six months of 2000, respectively. Sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $659 from $493 for the three months ended June 30, 2000 and 1999, respectively, and to $615 from $504 for the six months ended June 30, 2000 and 1999, respectively. This increase is largely due to higher subscriber turnover or churn rates for the prepaid businesses acquired in the Aerial and Omnipoint mergers. The cost per gross subscriber added has remained relatively flat for the comparative periods at approximately $350. We expect sales and marketing cost per net subscriber added to begin to decline during 2000 due to the anticipated growth in subscriber additions.

        The increase in depreciation and amortization expense is attributable to the continued expansion of our wireless systems and the tangible and intangible assets acquired in the Omnipoint and Aerial mergers. These mergers contributed $43.8 million to depreciation and $102.9 million to amortization for the second quarter of 2000. The additional merger related depreciation and amortization was $51.0 and $122.6 for the six months ended June 30, 2000. FCC licenses are not amortized until the related market is operational. These expenses will increase, as new markets become operational.

        A non-cash charge for stock based compensation of $47.3 million was recognized during the second quarter of 1999, as a result of restructuring stock options in connection with the spin-off from Western Wireless. The remaining $22.6 million of deferred compensation as of June 30, 2000, is being recognized as expense over the future periods in which the remaining unvested options vest. In the second quarter of 2000 and for the period to date, $3.9 million and $9.5 million of deferred compensation expense was recorded, respectively.

        PCS TECHNOLOGY

        Cost of engineering services and research and development are directly attributable to the costs incurred by a technology subsidiary acquired in the Omnipoint merger in the first quarter of 2000. This subsidiary was sold to Xircom in the second quarter of 2000 (see Note 8 to the financial statements).

        ADJUSTED EBITDA

        Adjusted EBITDA represents operating loss before depreciation, amortization and stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures of other companies.

        Adjusted EBITDA loss for VoiceStream increased to $61.4 million for the three months ended June 30, 2000, from a loss of $29.0 for the three months ended June 30, 1999. This increase is due to the Aerial and Omnipoint mergers. We are experiencing continued subscriber growth in the acquired markets and are incurring the associated customer acquisition costs. In addition we are incurring costs to integrate these operations into VoiceStream while having not yet achieved all the expected synergies from consolidating administrative, customer care and other similar functions. The increase in Adjusted EBITDA loss to $92.8 million for the six months ended June 30, 2000 compared to $60.7 million for the six months ended June 30, 1999 and is attributable to the same factors. We expect Adjusted EBITDA to improve during the remainder of 2000 in the operational markets; however, the commencement of operations in new markets will slow and could curtail this improvement.

        OTHER INCOME (EXPENSE)

        Interest and financing expense increased to $120.9 million from $20.3 million for the three months ended June 30, 2000 compared with 1999 and to $202.1 million from $31.9 million for the six months ended June 30, 2000 compared with 1999, due to the increase in debt. We acquired $3.1 billion of debt in the Omnipoint and Aerial mergers and have incurred additional debt primarily to fund the capital expenditures associated with the build-out of the wireless systems and to fund operating losses. The weighted average interest rate, before the effect of capitalized interest, was 9.6% and 9.1% for the three months ended June 30, 2000 and 1999, respectively, and 10.6% and 9.0% for the six months ended June 30, 2000 and 1999, respectively.

        NET LOSS

        The increase in net loss to $414.2 million from $132.8 million for the quarter ended June 30, 2000, compared with the same period in 1999, is attributable primarily to the increase in depreciation and amortization and the increase in interest expense, associated with the increase in tangible and intangible assets, and debt acquired and additional debt incurred for the Omnipoint and Aerial mergers. Additionally, equity in the net losses of unconsolidated affiliates has increased due to the growth of the operating markets in our joint ventures and to the loss associated with the Microcell investment, which totaled $7.6 million in the second quarter of 2000.

        LIQUIDITY AND CAPITAL RESOURCES

        Financing and Merger Activities

        During the third quarter of 2000 we expect to receive the $5.0 billion in proceeds from the sale of convertible preferred stock to Deutsche Telekom. The proceeds from this investment will be used to pay down the revolving credit portion of the new credit facility, to fund expenditures to expand our wireless network, to fund the acquisition of additional spectrum and for general corporate purposes.

        On February 25, 2000, immediately following the completion of the Omnipoint merger, we entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount totalling $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Immediately following the completion of the Omnipoint merger, we used the proceeds of draws on the new credit facility to repay certain long-term debt of Omnipoint. Additionally, portions of the cash equity investments received from Hutchison and Sonera, described below, were used to pay off the remaining balance on the previous credit facility.

        The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, we entered into a new vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and we have agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that was drawn in July 2000, and $250 million that can be drawn by October 31, 2000. Net proceeds of the vendor facility will be used for the same purposes as other proceeds under the new credit facility.

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

        Borrowings under the $900 million Tranche A bear interest, at our option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the new credit facility.

        The $1 billion Tranche B and the vendor facility bear interest, at our option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The applicable margin on the final $250 million vendor facility tranche, which must be drawn prior to October 31, 2000 may be subject to adjustment at any time before disbursement of the funds.

        The new credit facility contains affirmative and negative covenants of the borrowers, including financial covenants, and will provide for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of VoiceStream and certain of its subsidiaries. As of June 30, 2000 we were in compliance with these affirmative and negative covenants.

        During the second quarter of 2000, we exchanged $142.8 million of Omnipoint's 14% Senior Notes for $149.7 million of VoiceStream's 10 3/8% Senior Notes, and exchanged $102.3 million of Omnipoint's 11 1/2% Senior Notes for a like amount of VoiceStream's 11 1/2% Senior Notes. In July 2000, we exchanged $193.5 million of the 11.625% Senior Notes due 2006 and $249.3 million of the 11.625% Series A Senior Notes due 2006 for $476.1 million of VoiceStream's 10 3/8% Senior Notes. Subsequent to these exchanges, $6.8 million of the Omnipoint 11.625% Senior Notes and Series A Senior Notes and $102.7 million of the Omnipoint 11 1/2% Senior Notes remain outstanding. The differences in the total value of debt exchanged represented an adjustment to fair value of debt assumed in the Omnipoint merger and therefore were treated as adjustments to the total purchase price of Omnipoint and are reflected in additional goodwill recorded.


        On February 25, 2000, we completed our merger with Omnipoint. Pursuant to the merger agreement, 0.825 of a share of our common stock plus $8.00 in cash were exchanged for each outstanding share of Omnipoint common stock. There was a cash or share election option available to shareholders of Omnipoint subject to proration. In conjunction with the merger agreement signed on June 23, 1999, we invested a total of $150 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement, and the remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

        In connection with the Omnipoint merger agreement, Hutchison made an investment of $957 million into the combined company for common and convertible preferred securities. Upon signing of the merger agreement on June 23, 1999, $102.5 million of this investment was invested directly in Omnipoint preferred stock. An additional $47.5 million was invested in Omnipoint preferred stock in October 1999. The remaining $807.0 million was invested in VoiceStream 2.5% convertible junior preferred stock upon closing of the merger.

        Our merger with Aerial was completed on May 4, 2000. Under the terms of the agreement, 0.455 of a share of VoiceStream common stock was exchanged for each share of Aerial Series A common shares outstanding. In connection with the Aerial merger agreement, immediately prior to the merger, TDS replaced $420 million of Aerial debt owed to TDS with equity of Aerial at $22 per share. Sonera invested an additional $230 million in Aerial equity, also at $22 per Aerial share.

        We expect a significant increase in future interest expense and depreciation and amortization expense. Interest expense is expected to increase due to the acquisition of Omnipoint and Aerial's existing debt, the cash consideration in the mergers, and the addition of our $1.5 billion in senior notes and senior discount notes issued during November 1999. This increase in long-term debt is expected to result in a significant interest expense increase during 2000. Future interest rates may be more or less favorable which could significantly impact future interest expense. Additional debt may be incurred to fund continuing expansion of our wireless networks and future operating losses. Depreciation and amortization expense is expected to increase due to the depreciation of fixed assets and the amortization of intangible assets acquired in the Omnipoint and Aerial mergers. These increases in expenses are expected to significantly impact the results of future operations.

Investments and Capital Expenditures

        For the remainder of 2000, we anticipate spending approximately $700 million for capacity expansion of operating markets and the development and expansion of new markets (amounts include anticipated spending by us and our Cook Inlet joint ventures). In addition we plan to participate in the upcoming 1900 mhz spectrum reauction later this year. We will use cash on hand, including the $5 billion proceeds from the Deutsche Telekom investment, and amounts available for borrowing under the new credit facility for such purposes. The joint ventures will use cash on hand and amounts available under their various credit agreements to fund capital activity. Further funds (which may be significant) will be required to finance the continued growth of operations, working capital and debt service. The capital cost of completing the build-out in any particular market, and overall, could vary materially from current estimates. If adequate funds are not available from our existing capital resources, we may be required to curtail our service operations or to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements. In addition to the aforementioned capital expenditures we expect to make in 2000, we have non-cancelable lease agreements for various facilities, including cell-site locations, of approximately $80.3 million for the remainder of 2000. The sources of funding for such expenditures will come from the same sources as discussed above.

        A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet PCS. We funded the operations of Cook Inlet PCS during the three months ended June 30, 2000 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the second quarter of 2000. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $64.8 million at June 30, 2000 and $61.9 million at December 31, 1999.

        In July 1997, and subsequently amended in June 1999 and thereafter, Omnipoint through its wholly-owned subsidiary OPCS Philadelphia Holdings LLC ("Philadelphia Holdings") entered into a credit facility agreement with a telecommunications equipment manufacturer to provide financing to Philadelphia Holdings up to $150 million for the purpose of financing the build out of networks in the Philadelphia and Dover markets. On May 4, 2000 CIVS II through Philadelphia Operating Company ("Philadelphia Operating"), a wholly-owned subsidiary of Philadelphia Holdings, entered into an agreement to refinance this $350 million facility with the same lender ("New CIVS Credit Facility") for the purpose of financing the continued build out of networks and the operations of the Philadelphia, Atlantic City and Dover markets. Under the terms of the New Ericsson Credit Facility, Philadelphia Operating is subject to certain financial and operational covenants, including restrictions on levels of indebtedness, minimum annualized revenues and cash flows and certain other financial maintenance requirements. Additionally, the New CIVS Credit Facility provides that, among other events, failure to pay amounts due to the FCC shall constitute an event of default. The New CIVS Credit Facility is collateralized by substantially all of the assets of Philadelphia Operating and its license subsidiaries, including a pledge of all capital stock of each license subsidiary.

        The New CIVS Credit Facility consists of a revolving credit facility of up to $150 million and a $200 million term loan. The principal amount of the New CIVS Credit Facility is payable in quarterly installments beginning in 2004, with a final payment for the revolving portion of the facility due on March 31, 2008 and the final payment for the term loan due on March 31, 2009. Interest on the New CIVS Credit Facility is payable at varying interest rates at a base rate or LIBOR plus, in each case, a set margin and commitment fee based on Philadelphia Operating's revolver utilization rate.

        A subsidiary of VoiceStream holds a 49.9% interest in CIVS. This entity owns, among others, the Dallas and Chicago FCC BTA licenses. In January 2000, CIVS reached an agreement with an infrastructure equipment vendor providing CIVS with credit facilities up to $735 million, composed of a $160 million revolving credit agreement, term loans of $325 million, consisting of $125 million in Tranche A and $200 million in Tranche B, $100 million of 13% Series A Senior Discount Notes, and up to $150 million 13% Series A Subordinated Notes. These facilities are not guaranteed by VoiceStream but are secured by certain assets of CIVS. The net proceeds will be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facilities, consisting of the revolver and term loans, is based upon certain equipment purchases by CIVS up to a maximum $485 million available. Prior to obtaining this credit facility, VoiceStream had funded the initial operations of CIVS in a similar manner to that described above for Cook Inlet PCS with the same rates and terms. The total investment in CIVS, including advances under such promissory notes, was $204.4 million at June 30, 2000, and $181.4 million at December 31, 1999, respectively.

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

        Cash Flow Information

        Net cash used in operating activities was $231.3 million for the six months ended June 30, 2000. Adjustments to the $617.6 million net loss to reconcile to net cash used in operating activities included $280.9 million of depreciation and amortization and $47.2 million of equity in the net loss of unconsolidated subsidiaries. Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $61.2 million in accrued liabilities due to the increase in accrued interest on long-term debt; (ii) an increase of $102.3 million in inventory, due to anticipated increased sales and the number of operating markets; (iii) an accounts receivable increase of $23.1 million due to the growth in sales, and (iv) an increase in accounts payable of $92.7 million due to the increase in equipment purchases and other operating expenses. Net cash used in operating activities was $75.1 million for the six months ended June 30, 1999.

        Net cash used in investing activities was $1.3 billion in the six months ended June 30, 2000. Investing activities consisted primarily of: (i) the acquisition of Omnipoint and Aerial for $469.4 million; (ii) investments in and advances to unconsolidated affiliates of $364.2 million, primarily attributable to our $275 million investment in Microcell, and (iii) purchases of property and equipment of $469.3 million, largely related to the continuing build-out of the wireless network. Net cash used in investing activities was $295.1 million for the comparable period of 1999.

        Net cash provided by financing activities was $1.4 billion for the first six months of 2000. Financing activities consisted primarily of net proceeds from the issuance of preferred and common stock in private placements, totaling $1.3 billion, and from net additions to long-term debt of $71.3 million. Long-term debt borrowings were $2.7 billion for the six months ended June 30, 2000, of which $2.3 billion was used to refinance Omnipoint and Aerial debt. Net cash provided by financing activities was $442.0 million in the first six months of 1999.

        In the ordinary course of business, we continue to evaluate acquisitions, joint ventures and other potential business transactions. Any such transactions would be financed with cash on hand, the expected proceeds from the $5 billion Deutsche Telekom investment, borrowings under the new credit facility, or through the issuance of additional debt or the sale of additional equity. There can be no assurance that such additional funds will be available to us on acceptable or favorable terms.

        Recently issued accounting pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The implementation of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter ended December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer, such as an arrangement to provide telecommunication services. We are in the process of evaluating the impact of adoption of this bulletin.

        In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of APB No. 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. We believe that our practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the our financial statements.

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

        (c)    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


        (a)    3.1 Bylaws of VoiceStream Wireless Corporation

               27.1 Financial Data Schedule

        (b)    Reports on Form 8-K

           A Form 8-K/A was filed on May 15, 2000, reporting financial statements of Aerial Communications, Inc.

           A Form 8-K was filed on July 28, 2000, announcing that VoiceStream Wireless Corporation has entered into a definitive merger agreement with Deutsche Telekom AG ("DT") providing for the merger of VoiceStream and DT.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        VoiceStream Wireless Corporation


By /s/ Cregg Baumbaugh                            By /s/ Patricia L. Miller
   ---------------------                             ------------------------
Cregg Baumbaugh                                   Patricia L. Miller
Executive V.P. - Finance/Corporate                Vice President, Controller and
Development (Principal Financial Officer)         Principal Accounting Officer


                             Dated: August 14, 2000