Form 10-Q
period 2000-09-30
VOICESTREAM WIRELESS CORP /DE
filed 2000-11-14
CIK 1097609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                        COMMISSION FILE NUMBER 000-29667

                        VOICESTREAM WIRELESS CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                91-1983600
    (State or other jurisdiction of             IRS Employer Identification No.)
     incorporation or organization)

       12920 - 38th STREET S.E.,
         BELLEVUE, WASHINGTON                               98006
(Address of principal executive offices)                 (Zip Code)

                                    (425) 378-4000

              (Registrant's telephone number, including area code)

________________________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Title                        Shares Outstanding as of October 31, 2000
                  -----                        -----------------------------------------
      Common Stock, $0.001 par value                          227,908,356

                        VOICESTREAM WIRELESS CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                                              PAGE
                                                                                                                              ----
PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets
               as of September 30, 2000, and December 31, 1999..............................................................    3

               Consolidated Statements of Operations
               for the Three and Nine Months Ended September 30, 2000, and September 30, 1999...............................    4

               Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 2000, and September 30, 1999.........................................    5

               Notes to Consolidated Financial Statements...................................................................    6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................................   17

PART II - OTHER INFORMATION.................................................................................................   27

ITEM 1.        LEGAL PROCEEDINGS............................................................................................   27

ITEM 2.        CHANGES IN SECURITIES........................................................................................   27

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES..............................................................................   27

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................   27

ITEM 5.        OTHER INFORMATION............................................................................................   27

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.............................................................................   28

                        VOICESTREAM WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                               September 30,        December 31,
                                                                                                   2000                 1999
                                                                                               ------------         ------------
                                                                                                (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                   $  4,107,518         $    235,433
   Accounts receivable, net of allowance for doubtful accounts
      of $58,664 and $17,482, respectively                                                          324,028               97,739
   Inventory                                                                                        232,033               63,072
   Prepaid expenses and other current assets                                                         67,630               14,332
                                                                                               ------------         ------------
      Total current assets                                                                        4,731,209              410,576

Property and equipment, net of accumulated depreciation
   of $541,084 and $284,670, respectively                                                         2,497,426              931,792
Goodwill, net of accumulated amortization
   of $225,181 and $0, respectively                                                               9,022,948
Licensing costs and other intangible assets, net of accumulated
   amortization of $84,889 and $21,815, respectively                                              1,953,433              450,261
Investments in and advances to unconsolidated affiliates                                          1,167,548              409,721
Other assets and investments                                                                         57,089               19,563
                                                                                               ------------         ------------
                                                                                               $ 19,429,653         $  2,221,913
                                                                                               ============         ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                            $    172,966         $     22,878
   Accrued liabilities                                                                              437,998              114,534
   Deferred revenue                                                                                  42,962                4,275
   Construction accounts payable                                                                    154,973               61,398
   Current portion of long-term debt                                                                 63,616
                                                                                               ------------         ------------
      Total current liabilities                                                                     872,515              203,085

Long-term debt                                                                                    5,031,699            2,011,451

Commitments and contingencies (Note 7)

Preferred stock of consolidated subsidiary                                                          307,446

VoiceStream preferred stock; $0.001 par value; 100,000,000 shares authorized:
      Convertible voting preferred; 3,906,250 shares issued and outstanding                       5,000,000
      2.5% convertible junior preferred; 3,952 shares issued and outstanding                        400,963

Shareholders' equity:
   Common stock, $0.001 par value, and paid in capital; 1.0 billion shares authorized; 227,639,725 and 96,305,360 shares issued
      and outstanding, respectively                                                              10,224,619            1,095,539
   Deferred compensation                                                                            (39,019)             (25,264)
   Accumulated other comprehensive loss                                                             (30,793)
   Deficit                                                                                       (2,337,777)          (1,062,898)
                                                                                               ------------         ------------
      Total shareholders' equity                                                                  7,817,030                7,377
                                                                                               ------------         ------------
                                                                                               $ 19,429,653         $  2,221,913
                                                                                               ============         ============

           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                       Three months ended September 30,          Nine months ended September 30,
                                                      -----------------------------------      -----------------------------------
                                                          2000                  1999               2000                  1999
                                                      -------------         -------------      -------------         -------------
Revenues:
     Subscriber revenues                              $     336,247         $     106,811      $     780,708         $     243,349
     Prepaid revenues                                        69,617                   427            162,253                 1,860
     Roamer revenues                                         35,844                 2,645             74,174                 6,205
     Equipment sales                                         87,917                18,203            177,673                48,554
     Affiliate and other revenues                            32,617                 6,846             77,989                11,725
                                                      -------------         -------------      -------------         -------------
          Total revenues                                    562,242               134,932          1,272,797               311,693
                                                      -------------         -------------      -------------         -------------

Operating expenses:
     Cost of service                                        145,117                31,752            328,818                74,100
     Cost of equipment sales                                154,507                32,996            317,174                93,904
     Cost of engineering and R&D                                                                       2,867
     General and administrative                             216,760                35,542            440,709                83,938
     Sales and marketing                                    271,809                48,883            502,006               134,689
     Depreciation and amortization                          260,293                40,866            541,197                96,280
     Stock-based compensation                                21,194                 6,632             30,729                53,935
                                                      -------------         -------------      -------------         -------------
          Total operating expenses                        1,069,680               196,671          2,163,500               536,846
                                                      -------------         -------------      -------------         -------------

Operating loss                                             (507,438)              (61,739)          (890,703)             (225,153)
                                                      -------------         -------------      -------------         -------------

Other income (expense):
     Interest and financing expense                        (141,580)              (26,919)          (343,679)              (58,800)
     Equity in net losses of unconsolidated
       affiliates                                           (49,133)               (8,967)           (96,380)              (25,260)
     Interest income and other, net                          45,899                 4,591             67,889                 6,176
     Accretion of preferred stock of
       consolidated subsidiary                               (5,073)                                 (12,006)
                                                      -------------         -------------      -------------         -------------
          Total other income (expense)                     (149,887)              (31,295)          (384,176)              (77,884)
                                                      -------------         -------------      -------------         -------------
Net loss                                                   (657,325)              (93,034)        (1,274,879)             (303,037)

     Preferred dividends attributable to
       2.5% junior preferred stock                           (3,992)                                 (10,330)
                                                      -------------         -------------      -------------         -------------
Net loss attributable to common
     shareholders                                          (661,317)              (93,034)        (1,285,209)             (303,037)

     Other comprehensive losses                             (30,793)                                 (30,793)
                                                      -------------         -------------      -------------         -------------

Comprehensive loss attributable to common
     shareholders                                     $    (692,110)        $     (93,034)     $  (1,316,002)        $    (303,037)
                                                      =============         =============      =============         =============
Basic and diluted loss per common share               $       (3.02)        $       (0.97)     $       (7.21)        $       (3.17)
                                                      =============         =============      =============         =============
Weighted average common shares used in
     computing basic and diluted loss per common
     share                                              218,776,000            95,694,000        178,181,000            95,595,000
                                                      =============         =============      =============         =============

           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                        2000                1999
                                                                    -----------         -----------
Operating activities:
   Net loss                                                         $(1,274,879)        $  (303,037)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     541,197              96,280
      Amortization of debt discount and premium                          35,013
      Equity in net loss of unconsolidated affiliates                    96,380              25,260
      Stock-based compensation                                           30,729              53,935
      Allowance for bad debts                                            11,631               5,952
      Other, net                                                         13,024               1,104
      Changes in operating assets and liabilities, net of
         effects from consolidating acquired interests:
           Accounts receivable                                         (140,914)            (57,117)
           Inventory                                                   (148,986)               (829)
           Prepaid expenses and other current assets                    (25,016)             (6,890)
           Accounts payable                                             135,415              15,254
           Accrued liabilities                                          171,656              53,335
                                                                    -----------         -----------
      Net cash used in operating activities                            (554,750)           (116,753)
                                                                    -----------         -----------

Investing activities:
   Purchases of property and equipment                                 (914,244)           (245,042)
   Additions to licensing costs and other intangible assets              (1,364)             (2,808)
   Acquisitions of wireless properties, net of cash acquired           (469,366)
   Investments in and advances to unconsolidated affiliates            (411,770)           (169,487)
   Other                                                                 (3,743)            (14,110)
                                                                    -----------         -----------
      Net cash used in investing activities                          (1,800,487)           (431,447)
                                                                    -----------         -----------

Financing activities:
   Net proceeds from issuance of common and preferred stock           6,347,133                 888
   Long-term debt borrowings                                          3,540,000             895,000
   Long-term debt repayments                                         (3,591,669)           (270,000)
   Net payments to Western Wireless                                                         (24,379)
   Deferred financing costs                                             (68,142)            (12,500)
                                                                    -----------         -----------
      Net cash provided by financing activities                       6,227,322             589,009
                                                                    -----------         -----------

Change in cash and cash equivalents                                   3,872,085              40,809

Cash and cash equivalents, beginning of period                          235,433               8,057
                                                                    -----------         -----------

Cash and cash equivalents, end of period                            $ 4,107,518         $    48,866
                                                                    ===========         ===========


           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  ORGANIZATION

    VoiceStream Wireless Corporation ("VoiceStream" or "we") provides personal communication services ("PCS") in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. VoiceStream was incorporated in June 1999 as a Delaware corporation to act as the parent company for business combinations involving our predecessor, now named VS Washington Corporation ("VS Washington").

    On August 28, 2000 we announced a definitive merger agreement with Powertel, Inc. a GSM provider based in West Point, Georgia servicing the Southeastern United States (the "Powertel Agreement"). Pursuant to the Powertel Agreement, holders of Powertel common and preferred stock will receive VoiceStream common shares at a conversion ratio ranging from .65, if the average closing price of VoiceStream common stock is $130.77 or above, to .75 if the average closing price of VoiceStream common stock is $113.33 or below. Between these two prices the ratio adjusts to yield $85 in VoiceStream common stock for each Powertel common share equivalent. The merger is subject to the customary closing conditions, including approval by VoiceStream's and Powertel's shareholders and legal and regulatory approvals.

    On July 24, 2000 we announced a definitive merger agreement with Deutsche Telekom AG, a German telecommunication provider (the "Deutsche Telekom Agreement"). Pursuant to the Deutsche Telekom Agreement, which was approved by the Boards of Directors of both companies, each VoiceStream shareholder will receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, subject to certain adjustments. VoiceStream shareholders are able to elect either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom Agreement. In connection with the merger, Deutsche Telekom will assume all of our outstanding debt, currently totaling $5.1 billion. The merger is expected to qualify as a tax-free reorganization for VoiceStream shareholders receiving Deutsche Telekom shares. The merger is subject to the customary closing conditions, including approval by VoiceStream's shareholders and legal and regulatory approvals and is expected to be completed in the first half of 2001.

    On September 5, 2000 Deutsche Telekom made a $5.0 billion investment in VoiceStream in exchange for preferred stock convertible into common stock at a price of $160 per share. Deutsche Telekom's $5.0 billion investment is independent of the merger.

    To facilitate the combination of the three companies, Deutsche Telekom and Powertel have entered into a separate definitive agreement for Deutsche Telekom to acquire Powertel and for the Powertel shareholders to receive 2.6353 Deutsche Telekom shares for each Powertel common share, subject to certain adjustments. The Deutsche Telekom/Powertel merger is expected to close immediately after the Deutsche Telekom/VoiceStream merger closes. The VoiceStream/Powertel merger will not close if the Deutsche Telekom/VoiceStream merger is consummated. Thus, Powertel shareholders will receive Deutsche Telekom shares unless the merger between VoiceStream and Deutsche Telekom is terminated. The merger is expected to be completed in the first half of 2001.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Cash and cash equivalents

    Cash and cash equivalents are stated at cost, which approximates market. We consider all highly liquid debt instruments purchased with an original maturity at time of purchase of three months or less to be cash equivalents.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

    Capitalized interest

    Our PCS licenses and wireless communications systems represent qualified assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." Our policy is to capitalize interest in new markets during the build-out phase until service is initiated for customers. We have not capitalized interest in the nine months ended September 30, 2000. We had capitalized interest in the amount of $0.1 million and $1.7 million during the three months and nine months ended September 30, 1999, respectively.

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

    Supplemental cash flow disclosure

    Cash paid for interest (net of any amounts capitalized) was $229.3 million for the nine months ended September 30, 2000 and $38.6 million for the same period in 1999.

    Reclassifications

    Certain amounts in the prior period financial statements have been reclassified to conform to the 2000 presentation.

    Recently issued accounting pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

    Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133", the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at our election, before January 1, 1999).

    We have not yet quantified the impact of adopting SFAS 133 on our financial statements and have not determined the timing or method of adoption of SFAS 133. However, the statement could increase volatility in earnings and other comprehensive income.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter ended December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer, such as an arrangement to provide telecommunication services. We do not anticipate that adoption of this bulletin will have a material impact on our financial statements.

    In July 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of APB No. 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. Our practices are in conformity with this guidance.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  MERGERS AND ACQUISITIONS

    STPCS Asset and License Purchase

    On September 13, 2000 VoiceStream entered into asset purchase agreements with STPCS Joint Venture, LLC ("STPCS") which is awaiting approval by the FCC. STPCS owns certain D and F block licenses in Texas and a subsidiary of VoiceStream owns an 18% interest in STPCS. Under the terms of the agreement, STPCS has agreed to sell its D Block licenses in the Victoria, Brownsville, Laredo and Eagle Pass BTA's to a VoiceStream affiliate for $9 million and certain F block licenses and assets in the McAllen, Corpus Christi, Brownsville and Laredo BTAs to VoiceStream, or its affiliate for $330 million. A portion of the F Block license will be transferred to CVIS IV, a Designated Entity created subsequent to the original transaction. The purchase price paid by VoiceStream may be reduced by the amount paid by CIVS IV for the F Block licenses. This transaction is expected to close in the first quarter of 2001.

     Aerial and Omnipoint Mergers

    On May 4, 2000, we completed the merger with Aerial and accordingly, subsequent to this date, Aerial results are included in VoiceStream's consolidated results. Prior to the closing of the merger, Aerial provided PCS services in urban United States markets including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL. The merger was accounted for using the purchase method. Pursuant to the merger agreement, we exchanged 0.455 of a share of VoiceStream common stock for each outstanding share of Aerial common stock.

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

    On February 25, 2000, we completed the merger with Omnipoint and accordingly, subsequent to this date, Omnipoint results are included in VoiceStream's consolidated results. Prior to the closing of the merger, Omnipoint, directly and through joint ventures, provided PCS services in urban markets including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL, and Indianapolis, IN. The merger was accounted for using the purchase method. Pursuant to the merger agreement, we exchanged 0.825 of a share of VoiceStream common stock plus $8.00 in cash for each outstanding Omnipoint common share. In conjunction with the merger agreement, VoiceStream committed to invest a total of $150.0 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement in June 1999. The remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

    In connection with the Omnipoint merger agreement, Hutchison made an investment of $957.0 million into the combined company for common and redeemable convertible preferred securities. Hutchison invested $102.5 million directly in Omnipoint preferred stock subsequent to finalizing the merger agreement in June 1999 and invested an additional $47.5 million in Omnipoint preferred stock in October 1999. The remaining $807.0 million was invested in VoiceStream upon the closing of the merger. Upon completion of the merger, Hutchison exchanged its $150.0 million investment in Omnipoint preferred stock for VoiceStream common stock at $29 per share. Additionally, Sonera invested $500.0 million in VoiceStream at the closing of the Omnipoint merger, purchasing VoiceStream common shares at $57 per share.

    The components of the purchase price of these merger transactions and the preliminary purchase price allocations are as follows (dollars in thousands):

                                                                     Aerial          Omnipoint
                                                                   ----------        ----------
          Consideration and merger costs:
             Total value of shares issued in merger (a)            $5,703,500        $1,538,000
             Cash payments                                            113,900           627,000
             Fair value of options and warrants converted               6,100           859,000
             Fair value of liabilities assumed inclusive of
               minority interest                                      471,600         3,167,400
             Merger related costs                                      20,500            19,000
             Cook Inlet exchange rights (See Note 5)                                     28,000
                                                                   ----------        ----------
                   Total consideration                              6,315,600         6,238,400

          Preliminary allocation of purchase price:
             Current assets                                            93,800           200,300
             Property, plant and equipment                            363,000           473,000
             Investments in unconsolidated affiliates                   3,500           679,900
             Licenses and other intangibles                           550,900           939,000
                                                                   ----------        ----------
                   Preliminary goodwill                            $5,304,400        $3,946,200
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

    Unaudited pro forma operating results, assuming both the Aerial and Omnipoint mergers occurred on January 1 of each of the respective years are as follows (dollars in thousands, except per share data):

                                                           Nine months ended September 30,
                                                             2000                 1999
                                                         ------------        --------------
          Total revenues                                 $ 1,462,000          $    694,000
          Net loss                                       $(1,556,000)         $ (1,131,000)
          Basic and diluted loss per common share        $     (6.84)         $      (5.56)


4.  PROPERTY AND EQUIPMENT

                                                     September 30, 2000     December 31, 1999
                                                     ------------------     -----------------
          (Dollars in thousands)
          Land, buildings, and improvements              $    66,889           $    24,590
          Wireless communications systems                  1,705,965               849,148
          Furniture and equipment                            276,348               109,576
                                                         -----------           -----------
                                                           2,049,202               983,314
          Less accumulated depreciation                     (541,084)             (284,670)
                                                         -----------           -----------
                                                           1,508,118               698,644
          Construction in progress                           989,308               233,148
                                                         -----------           -----------
                                                         $ 2,497,426           $   931,792
                                                         ===========           ===========

    Depreciation expense was $109.3 million and $39.1 million for the three months ended September 30, 2000 and 1999, respectively, and $259.1 million and $91.1 million during the nine months ended September 30, 2000 and 1999, respectively.

5.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

    Cook Inlet Designated Entities

    In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F Block licenses for the initial five year period following award of the licenses. VoiceStream did not qualify as a Designated Entity. In order to continue expansion of service to VoiceStream customers, VoiceStream obtained 49.9% minority interests in four joint ventures controlled by Cook Inlet Region, Inc. ("Cook Inlet"), each of which qualified under the Designated Entity rules to own and operate licenses that VoiceStream could not directly obtain. Through reseller and other contractual arrangements between VoiceStream and the four joint ventures, VoiceStream customers are able to obtain service in the ventures' territories.

    On entering into these joint ventures Cook Inlet was granted exchange rights whereby Cook Inlet has certain rights, but not the obligation, to exchange their joint venture interests for approximately 12.6 million VoiceStream common shares. The rights are conditioned upon the FCC's Designated Entity rules and VoiceStream's legal ability to own the C and F block licenses at the time of the exchange under such rules.

    The initial fair value of these exchange rights totaled $65.6 million and was recorded as an increase to investments in and advances to unconsolidated affiliates and additional paid-in capital. The exchange rights are being amortized over the remaining FCC restricted holding periods for the respective licenses. For the three and nine months ended September 30, 2000, $5.5 million and $14.5 million, respectively, in amortization expense was recognized for these rights.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES - CONTINUED:

    In August, 2000, through a subsection of the Department of Defense Appropriations Act of 2001, the Designated Entity rules were amended such that, effective upon the date of enactment, Cook Inlet could transfer or assign its C and F Block licenses to non-designated entities without penalty. Cook Inlet has subsequently indicated its intention to exercise its exchange rights in the joint ventures and has filed applications with the FCC for approval for the transfer of control of its wireless licenses to VoiceStream. As a result of this exchange, upon exercise of these exchange rights VoiceStream will record goodwill which will result in additional amortization expense. We expect the exercise of the exchange rights to occur in the fourth quarter of 2000.

    The four Cook Inlet joint ventures affected by this application are identified below.

    Cook Inlet VoiceStream PV/SS PCS, LP

    A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet VoiceStream PV/SS PCS, LP ("Cook Inlet PCS"). VoiceStream funded the operations of Cook Inlet PCS during the nine months ended September 30, 2000 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the third quarter 2000. All promissory notes that have come due have been replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $80.3 million at September 30, 2000 and $61.9 million at December 31, 1999, respectively.

    Cook Inlet/VoiceStream PCS, LLC

    A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet/VoiceStream PCS, LLC ("CIVS"). This entity owns, among others, the Dallas and Chicago FCC BTA licenses. Service was launched in the Dallas BTA in September 2000, while it is expected that the Chicago market will launch service within the first quarter 2001. In January 2000, CIVS reached an agreement with an infrastructure equipment vendor to provide CIVS with credit facilities of up to $735 million, composed of a $160 million revolving credit agreement, term loans of $325 million, consisting of $125 million in Tranche A and $200 million in Tranche B, $100 million of 13% Series A Senior Discount Notes, and up to $150 million of 13% Series A Subordinated Notes. These facilities are not guaranteed by VoiceStream but are secured by certain assets of CIVS. The net proceeds will be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facilities, consisting of the revolving credit agreement and term loans, is based upon certain equipment purchases by CIVS up to the maximum $485 million available. The total investment in CIVS including advances under promissory notes, was $181.4 million at September 30, 2000 and $181.4 million at December 31, 1999, respectively.

    Cook Inlet/VoiceStream PCS II and III, LLC

    Immediately prior to VoiceStream's merger with Omnipoint, Omnipoint's C and F Block licenses, assets and liabilities associated with these licenses and operations were transferred to two new joint venture entities controlled by Cook Inlet. As of September 30, 2000, the results of operations of CIVS II reflect the operating markets of Philadelphia, Atlantic City, and Dover, DE; all other PCS licenses held by CIVS II and CIVS III are not operating. We have accounted for this transfer of non-monetary assets as an investment at VoiceStream's historical cost, which equates to the fair value of these assets and liabilities as determined in the purchase price allocation performed for the merger with Omnipoint. The excess purchase price attributed to these assets has been allocated between license costs and goodwill and is being amortized into the loss of unconsolidated affiliates over 40 and 20 years, respectively. Each of these joint venture entities, Cook Inlet/VoiceStream GSM II PCS, LLC ("CIVS II") and Cook Inlet/VoiceStream GSM III PCS, LLC ("CIVS III"), qualifies as a Designated Entity.

    Cook Inlet contributed a total of $75 million in cash to these joint venture entities for its 50.1% ownership and exchange rights and Omnipoint contributed the combination of non-cash assets and liabilities described above for its 49.9% ownership. Cook Inlet holds the majority of voting power in each of these joint venture entities. The total investment in CIVS II and III, including advances under promissory notes, was $641.9 million and $55.0 million, respectively, as of September 30, 2000.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES - CONTINUED:

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

     The Class A shares constitute approximately 15% of the issued and outstanding equity securities of Microcell. Class A shares are non-voting but are convertible at any time into common shares, which are voting (subject to Canadian foreign ownership restrictions). If fully converted, these common shares would represent a 22.6% voting interest in Microcell. Additionally, VoiceStream is entitled to designate two members of Microcell's Board of Directors. The investment is being accounted for using the equity method. The total consideration paid by VoiceStream in excess of Microcell's assets, net of liabilities amounted to $277,494 is allocated to licenses and goodwill. Amortization expense recognized since February 28, 2000 was $7.1 million and is included in equity in net losses of unconsolidated affiliates.

     Included in other comprehensive loss for the nine months ended September 30, 2000 are adjustments to VoiceStream's recorded investment in Microcell of $4.1 million for currency translation adjustment loss due to the effect of changes in foreign currency exchange rates and $19.0 million equity in unrealized loss on investments recorded by Microcell.

6.   LONG-TERM DEBT

                                                                   September 30,        December 31,
             (dollars in thousands)                                     2000                1999
                                                                  --------------        -----------
          New credit facility:
             Vendor facility                                      $   750,000
             Term loans                                             1,900,000
          Previous credit facility:
             Revolver                                                                   $   250,000
             Term loan                                                                      250,000
          10 3/8 % Senior Notes                                     1,725,510             1,100,000
          11 7/8 % Senior Discount Notes                              720,000               720,000
          11 5/8% Senior Notes and Series A Senior Notes                6,832
          11 1/2% Senior Notes                                        205,000
          FCC license obligations                                      63,616
                                                                  -----------           -----------
                                                                    5,370,958             2,320,000
          Less unamortized discount and premium, net                 (275,643)             (308,549)
          Less current portion of long-term debt                      (63,616)
                                                                  -----------           -----------
                                                                  $ 5,031,699           $ 2,011,451
                                                                  ===========           ===========

     Credit and Vendor Infrastructure Facilities

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

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   LONG-TERM DEBT - CONTINUED:

     The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, we entered into a vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and VoiceStream has agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that was drawn in July 2000, and $250 million that can be drawn by June 30, 2001. Net proceeds of the vendor facilities will be used for the same purposes as other proceeds under the new credit facility.

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

     The $1 billion Tranche B and the vendor facility tranches bear interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The applicable margin on the final $250 million vendor facility tranche, that can be drawn by June 30, 2001, may be subject to adjustment at any time before disbursement of the funds.

     The credit facility requires VoiceStream to enter into interest rate hedging agreements to manage the interest rate exposure pertaining to borrowings under the credit facility. VoiceStream had entered into interest rate caps, collars and swaps with a total notional amount of $325.0 million at September 30, 2000. Generally these instruments have initial terms ranging from six months to four years and effectively convert variable rate debt to fixed rate. The amount of unrealized gain or loss attributable to changing interest rates at September 30, 2000 was not material.

     The new credit facility contains affirmative and negative covenants, with which we must comply, including financial covenants, and provides for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of VoiceStream and certain of its subsidiaries. As of September 30, 2000, we were in compliance with respect to these affirmative and negative covenants.

     During the second and third quarters of 2000, VoiceStream issued additional debt in exchange for certain debt outstanding of Omnipoint (dollars in millions):

                         Omnipoint debt exchanged                                         VoiceStream debt
      -------------------------------------------------------------    -----------------------------------------------------------
        Balance        Rate           Description           Due          Balance       Rate            Description         Due
      ------------  ----------   -----------------------  ---------    -----------  -----------  --------------------    ---------
      (Second quarter 2000 exchanges)

      $142.8        14%         Senior Notes              2003         $149.7       10 3/8%      Senior Notes            2009

      $102.3        11 1/2%     Senior Notes              2009         $102.3       11 1/2%      Senior Notes            2009

      (Third quarter 2000 exchanges)

      $193.5        11 5/8%     Senior Notes              2006         $475.8       10 3/8%      Senior Notes            2009

      $242.5        11 5/8%     Series A Senior Notes     2006

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   LONG-TERM DEBT - CONTINUED:

     Following the completion of these exchanges, $6.8 million of the Omnipoint 11 5/8% Senior Notes and Series A Senior Notes and $102.7 million of the Omnipoint 11-1/2% Senior Notes remain outstanding. The differences in the total value of debt exchanged represented adjustments to fair value of debt assumed in the Omnipoint merger and therefore were treated as adjustments to the total purchase price of Omnipoint and are reflected in additional goodwill recorded.

     The aggregate amounts of principal maturities of long-term debt at September 30, 2000 are as follows (dollar in thousands):

          Twelve months ending September 30, 2001          $   63,616
              Remainder of 2001
              Year ending December 31,
              2002
              2003                                            100,000
              2004                                            145,000
              Thereafter                                    5,062,342
                                                           ----------
                                                           $5,370,958
                                                           ==========

7.   COMMITMENTS AND CONTINGENCIES

     Commitments

     Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2000, are summarized below (dollar in thousands):

          Three months ending December 31, 2000              $ 41,145
          Year ending December 31,
              2001                                            162,119
              2002                                            153,152
              2003                                            147,990
              2004                                            140,125
              Thereafter                                      295,379
                                                             --------
                                                             $939,910
                                                             ========

     Aggregate rental expense for all operating leases was approximately $42.7 million and $8.1 million for the three months ended September 30, 2000 and 1999, respectively, and $95.5 million and $22.6 million for the nine months ended September 30, 2000 and 1999, respectively.

     In order to ensure adequate supply and availability of certain infrastructure equipment and services, VoiceStream has committed to purchase PCS equipment from various suppliers. These commitments total approximately $1.5 billion. At September 30, 2000, VoiceStream has ordered approximately $1 billion under these agreements, of which approximately $209.3 million has not been delivered.

     VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

     Contingencies

     As a result of the Aerial and Omnipoint mergers, VoiceStream may have to make substantial tax indemnity payments to Western Wireless. In the spin-off transaction effected on May 3, 1999, Western Wireless distributed its entire 80.1% interest in VS Washington's common stock to its shareholders. Western Wireless will recognize a gain as a result of the spin-off if the spin-off is considered to be part of a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, 50% or more of VS Washington's common stock, considered under IRS rules a "prohibited transaction". VoiceStream has agreed to indemnify Western Wireless on an after-tax basis for any taxes, penalties, interest and various other expenses incurred by Western Wireless if it is required to recognize such a gain. The amount of such gain that Western Wireless would recognize would be equal to the difference between the fair market value of VS Washington common stock at the time of the spin-off and Western Wireless' adjusted tax basis in such stock at that time.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.  COMMITMENTS AND CONTNGENCIES - CONTINUED:

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

8.  CONVERTIBLE VOTING PREFERRED STOCK

    On September 6, 2000, VoiceStream issued and sold to Deutsche Telekom 3,906,250 shares of its Convertible Voting Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5 billion. Each share of Convertible Voting Preferred Stock has a liquidation preference of $1,280 per share. If the Deutsche Telekom/VoiceStream merger agreement is terminated, each share of Convertible Voting Preferred Stock will become convertible into the number of shares of VoiceStream common stock equal to the liquidation preference divided by $160. The liquidation preference and conversion price are adjustable for splits of the Convertible Voting Preferred Stock or other comparable transactions. Assuming no such adjustment, the total outstanding shares of Convertible Voting Preferred Stock will become convertible into 31,250,000 shares of VoiceStream common stock in the event the Deutsche Telekom/VoiceStream merger agreement is terminated.

    Each share of Convertible Voting Preferred Stock is entitled to one vote. The Convertible Voting Preferred Stock votes together with the VoiceStream common stock as a single class and is entitled to receive dividends and other distributions made by VoiceStream on its common stock on an as-converted basis. Until the Deutsche Telekom/VoiceStream merger agreement is terminated, the Convertible Voting Preferred Stock may only be transferred by Deutsche Telekom to a controlled subsidiary. The Convertible Voting Preferred Stock ranks senior in rights upon liquidation or dissolution to VoiceStream's common stock and 2 1/2% Convertible Junior Preferred Stock, and will rank junior to any other VoiceStream Preferred Stock. VoiceStream may at its option redeem the Convertible Voting Preferred Stock at the liquidation preference thereof after December 31, 2020, and VoiceStream shall upon the request of the holder thereof redeem the Convertible Voting Preferred Stock at the liquidation preference thereof after December 31, 2030; provided, however, that VoiceStream may not make such redemption if prohibited from doing so by law or agreement or if doing so would make it insolvent.

9.  SALE OF OMNIPOINT TECHNOLOGIES, INC.

    On June 27, 2000 we sold a wholly-owned subsidiary, Omnipoint Technologies, Inc. ("OTI"), to Xircom, Inc. ("Xircom"). Pursuant to the terms of the sales agreement, we exchanged all of the outstanding common shares of OTI for approximately 1.2 million common shares of Xircom. The sale was accounted for as a tax-free reorganization and VoiceStream did not recognize any gain or loss on the transaction. The Xircom shares received were valued at approximately $40.4 million, representing the market price per share at the time of the sale, after discounting for trading restrictions. The operations of OTI were immaterial to the consolidated operations of VoiceStream.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   SALE OF OMNIPOINT TECHNOLOGIES, INC. - CONTINUED:

     Included in other comprehensive loss for the three months ended September 30, 2000 is a mark to market adjustment of $7.8 million to recognize the unrealized loss on the Xircom shares held as of September 30, 2000.

10.  RELATED PARTY TRANSACTIONS

     VoiceStream and the Cook Inlet joint ventures have entered into reciprocal technical services agreements which allow each to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties. During the three months ended September 30, 2000, we earned revenues of $30.5 million and incurred expenses of $37.9 million related to these agreements as compared to revenues of $6.8 million and expenses of $8.1 million during the same period in 1999. For the nine months ended September 30, 2000, we earned revenues of $74.1 million and incurred expenses of $89.2 million, as compared to revenues of $11.7 million and expenses of $13.8 million during the same period in 1999.


11.  SUBSEQUENT EVENTS

     Cook Inlet/VoiceStream GSM IV PCS Holdings, LLC

     On October 5, 2000, a VoiceStream affiliate entered into a joint venture agreement with Cook Inlet Mobile Corporation ("Cook Mobile") to form Cook Inlet/VoiceStream GSM IV PCS Holding, LLC ("CIVS IV") for the purposes of acquiring and operating licenses subject to the FCC's Designated Entity rules. On formation of CIVS IV the VoiceStream affiliate and Cook Mobile made capital investments of $99,800 and $100,200 respectively representing ownership percentages of 49.9% and 50.1%.

     On entering into the joint venture agreement, VoiceStream granted Cook Mobile the right, but not the obligation, to exchange its joint venture interests for a total of 382,686 shares of VoiceStream common stock for a 30 day period beginning after the FCC restricted holding period has expired for any such licenses acquired (currently five years after the issuance date of licenses acquired). These rights are conditioned by the FCC's Designated Entity rules and VoiceStream's legal ability to own C and F block licenses at the time of the exchange under such rules.

     Additionally, VoiceStream loaned $195 million to CIVS IV as evidenced by a promissory note, bearing interest at 15 percent. CIVS IV paid $19.5 million of these proceeds (10% of the purchase price) into an escrow account as a deposit for the purchase of 12 C Block licenses owned by Pocket Communications, Inc. The sale of these licenses will be subject to approval of the bankruptcy court and Pocket Communications, Inc.'s former creditors. In a separate agreement, we have agreed to sell 8 of these licenses to Leap Wireless, Inc. for $60 million. The transaction with Leap Wireless, Inc. is subject to the successful completion of our purchase of these licenses from Pocket Communications, Inc.

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11. SUBSEQUENT EVENTS - CONTINUED:

    The transactions described below were entered into in order to comply with FCC spectrum ownership limits for PCS licenses. These transactions will not have a material impact on VoiceStream's operations.

    Burst Wireless, Inc.

    On November 1, 2000 VoiceStream entered into an agreement to sell certain D and E Block 10 MHz licenses to Burst Wireless, Inc. ("Burst") for consideration of $8.0 million. As consideration, VoiceStream will receive from Burst a combination of shares and a convertible promissory note depending on the outcome of certain future financing transactions by Burst. The sale is subject to FCC approval and is expected to close in the fourth quarter of 2000.

    License exchange between AT&T Wireless and Omnipoint Holdings, LLC

    On July 21, 2000 a VoiceStream subsidiary, Omnipoint Holdings, Inc.
("OHI"), entered into an agreement with AT&T Wireless PCS, LLC ("AT&T") for the exchange of certain D and E Block 10 MHz licenses held by OHI in Detroit and St. Louis for certain A Block 10 MHz licenses held by AT&T in Phoenix and Puerto Rico. The population covered by the AT&T licenses is approximately 7.2 million, as compared to 8.7 million for the licenses traded by OHI. AT&T has agreed to pay OHI $11.7 million as additional consideration for the additional covered population of the licenses received from OHI. Under the terms of the agreement, neither party assumes any liabilities related to the licenses being transferred. The parties have filed applications with the FCC requesting approval of the exchange.

    License exchange between VoiceStream and Cingular Wireless

    In November 2000, VoiceStream entered into an agreement with Cingular Wireless ("Cingular") for the exchange of licenses covering approximately 35 million people. Cingular will acquire from VoiceStream 10 MHz of spectrum for the New York MTA, as well as 10 MHz in each of the St. Louis, MO and Detroit, MI BTAs. VoiceStream will acquire from Cingular 10 MHz of spectrum in the Los Angeles and San Francisco, CA MTA's, which include the entire states of California and Nevada. The transaction is expected to close in mid-2001, and is structured as a tax free exchange and no cash or other consideration is involved in the exchange. The agreement is subject to FCC approval.

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

    The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein as well as our Form 10-Q for the quarters ended March 31 and June 30, 2000, and in our Form 10-K for the year ended December 31, 1999. Due to the phase of the business cycle of VoiceStream's PCS operations, our operating results for prior periods may not be indicative of future performance.

    OVERVIEW

    We provide personal communications services in urban markets in the United States through the ownership and operation of PCS licenses and through our minority interests in joint ventures that own and operate similar licenses. We also hold a minority investment in a Canadian PCS operator.

    We were formed in 1994 as Western PCS Corporation. Prior to May 3, 1999, we were an 80.1% owned subsidiary of Western Wireless Corporation. The remaining 19.9% was owned by Hutchison, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. As the result of a spin-off transaction affected May 3, 1999, we formally separated from Western Wireless' other operations.

    On February 25, 2000, we merged with Omnipoint. Omnipoint, directly and through joint ventures in which it has interests, provides PCS services in urban markets, including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL, and Indianapolis, IN. As a result, the reported results of operations for the three months ended September 30, 2000, include the results of Omnipoint's operations for the entire period, and the reported results of operations for the nine months ended September 30, 2000, include the results of Omnipoint's operations for the period February 26, 2000, through September 30, 2000.

    On May 4, 2000, we completed our merger with Aerial. Aerial provides PCS services in urban markets including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL. As a result, the reported results of operations for the three months ended September 30, 2000, include the results of Aerial's operations for the entire period, and the reported results of operations for the nine months ended September 30, 2000, include the results of Aerial's operations for the period May 5, 2000, through September 30, 2000.

    On July 24, 2000 we announced a definitive merger agreement with Deutsche Telekom AG, a German telecommunication provider. Pursuant to the Deutsche Telekom Agreement, which was approved by the Boards of Directors of both companies, each VoiceStream shareholder will receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, subject to certain adjustments. VoiceStream shareholders are able to elect either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom Agreement. In connection with the merger, Deutsche Telekom will assume all of our outstanding debt, currently totaling $5.1 billion. The merger is subject to the customary closing conditions, including approval by VoiceStream's shareholders and legal and regulatory approvals. The merger is expected to be completed in the first half of 2001. The merger is expected to qualify as a tax-free reorganization for VoiceStream shareholders receiving Deutsche Telekom stock.

    On September 5, 2000 Deutsche Telekom made a $5.0 billion investment in VoiceStream in exchange for preferred stock convertible into common stock at a price of $160 per share. Deutsche Telekom's $5.0 billion investment is independent of the merger.

    On August 28, 2000 we announced a definitive merger agreement with Powertel, Inc. a GSM provider based in West Point, Georgia servicing the Southeastern United States. Pursuant to the Powertel Agreement, holders of Powertel common and preferred stock will receive VoiceStream common shares at a conversion ratio ranging from .65, if the average closing price of VoiceStream common stock is $130.77 or above, to .75 if the average closing price of VoiceStream common stock is $113.33 or below. Between these two prices the ratio adjusts to yield $85 in VoiceStream common stock for each Powertel common share equivalent. The merger is subject to the customary closing conditions, including approval by VoiceStream's and Powertel's shareholders and legal and regulatory approvals.

    To facilitate the combination of the three companies, Deutsche Telekom and Powertel have entered into a separate definitive agreement for Deutsche Telekom to acquire Powertel and for the Powertel shareholders to receive 2.6353 Deutsche Telekom shares for each Powertel common share, subject to certain adjustments. The Deutsche Telekom/Powertel merger is expected to close immediately after the Deutsche Telekom/VoiceStream merger closes. The VoiceStream/Powertel merger will not close if the Deutsche Telekom/VoiceStream merger is consummated. Thus, Powertel shareholders will receive Deutsche Telekom shares unless the merger between VoiceStream and Deutsche Telekom is terminated. The merger is expected to be completed in the first half of 2001.

    We did not commence operations in any of our markets until February 1996. From that date on we have launched service in a variety of our markets as follows:

            1996                    1997                 1998                            1999
  --------------------------    --------------    --------------------      --------------------------------
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

The following operational markets were acquired as a result of the Omnipoint merger in February of 2000:

           New York                                  Indianapolis
           Detroit                                   Hartford
           Boston/Providence                         Albany
           Miami/Ft. Lauderdale                      New Haven

Additionally, the following operational markets were acquired as a result of the Aerial merger in May of 2000:

           Minneapolis                          Kansas City
           Tampa/St. Petersburg                 Columbus
           Pittsburgh                           Houston

    Due to the varying dates at which each of the markets became operational, the expenses and revenues incurred during any period may not be comparable to another period and may not be representative of future operations. Due to the launch of the "Get More" strategy in the acquired markets of Omnipoint and Aerial and the resulting increase in subscribers as well as general and administrative and sales and marketing expenses, the operating results may not be comparable to prior periods or indicative of future operating results. Additionally, during each period being discussed, a portion of the operating expenses were start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $1.8 million and $1.0 million of start-up costs were incurred during the three months ended September 30, 2000 and 1999, respectively, and $3.0 million and $2.2 million of start-up costs were incurred during the nine month periods ended September 30, 2000 and 1999, respectively.

    We hold minority interests in joint ventures that have operations in five markets. Our financial accounting for these minority interests differs from that of markets we own because we account for them as investments using the equity method of accounting. Our net share of the revenues and expenses of markets operated by joint ventures is reflected on a single line in our consolidated statements of operations. Additionally, our portion of the assets and liabilities of each joint venture is reflected, net of our portion of each joint ventures' cumulative net income or loss, in one line on our balance sheet.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    The following table sets forth certain financial data as it relates to our operations:

(Dollars in thousands)                      THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                       ------------------------------------------    -------------------------------------------
                                                           %                                              %
                                            2000         CHANGE           1999           2000          CHANGE            1999
                                        -----------    -----------    -----------    -----------     -----------     -----------
Revenues:
      Subscriber revenues               $   336,247            215    $   106,811    $   780,708             221     $   243,349
      Prepaid revenues                       69,617         16,204            427        162,253           8,623           1,860
      Roamer revenues                        35,844          1,255          2,645         74,174           1,095           6,205
      Equipment sales                        87,917            383         18,203        177,673             266          48,554
      Affiliate and other
      revenues                               32,617            376          6,846         77,989             565          11,725
                                        -----------    -----------    -----------    -----------     -----------     -----------
          Total revenues                    562,242            317        134,932      1,272,797             308         311,693

Operating expenses:
      Cost of service                       145,117            357         31,752        328,818             344          74,100
      Cost of equipment sales               154,507            368         32,996        317,174             238          93,904
      Cost of engineering
      services and R&D                                                                     2,867            N.M.
      General and
      administrative                        216,760            510         35,542        440,709             425          83,938
      Sales and marketing                   271,809            456         48,883        502,006             273         134,689
      Depreciation and
      amortization                          260,293            537         40,866        541,197             462          96,280
      Stock based compensation               21,194            220          6,632         30,729             (43)         53,935
                                        -----------    -----------    -----------    -----------     -----------     -----------
          Total operating
          expenses                        1,069,680            444        196,671      2,163,500             303         536,846
                                        -----------    -----------    -----------    -----------     -----------     -----------
Operating loss                             (507,438)           722        (61,739)      (890,703)            296        (225,153)

Other income (expense)                     (149,887)           379        (31,295)      (384,176)            393         (77,884)
                                        -----------    -----------    -----------    -----------     -----------     -----------

Net Loss                                $  (657,325)           607    $   (93,034)   $(1,274,879)            321     $  (303,037)
                                        ===========    ===========    ===========    ===========     ===========     ===========

Adjusted EBITDA loss                    $  (225,951)         1,487    $   (14,241)   $  (318,777)            325     $   (74,938)
                                        ===========    ===========    ===========    ===========     ===========     ===========

Cash flows provided by (used in):
      Operating activities              $  (323,457)                  $   (41,636)   $  (554,750)                    $  (116,753)
                                        ===========                   ===========     ===========                    ===========
      Investing activities              $  (533,556)                  $  (136,317)   $(1,800,487)                    $  (431,447)
                                        ===========                   ===========    ===========                     ===========
      Financing activities              $ 4,893,053                   $   146,963    $ 6,227,322                     $   589,009
                                        ===========                   ===========    ===========                     ===========

    REVENUES

    The increase in service revenues (subscriber, prepaid and roamer revenues) is due in part to the growth in the number of subscribers and the Aerial and Omnipoint mergers (the acquired markets). Included in the results for the three months and nine months ended September 30, 2000 was $227.4 million and $457.3 million, respectively, in service revenues generated by the acquired markets.

    We had 3,067,900 subscribers at September 30, 2000, representing an increase of 501,200 or 19.5% from June 30, 2000, and a 258.7% increase from December 31, 1999. At September 30, 1999, we had 675,700 subscribers, representing an increase of 122,500 or 22.1% from June 30, 1999, and a 109.6% increase from December 31, 1998. The year over year increase in subscribers during the three month periods ended September 30 is due primarily to the launch of our "Get More" marketing strategy, featuring Jamie Lee Curtis in our advertising, in many of the former Aerial and Omnipoint markets and continuing growth in the ten markets operating during both three month periods. In addition, third quarter 2000 results included subscribers in the San Antonio/Austin and Washington DC/Baltimore markets that became operational subsequent to the second quarter of 1999. The year over year increase in subscribers during the nine month periods ended September 30, 2000 and 1999 is due primarily to subscribers acquired in the Omnipoint and Aerial mergers and the same factors contributing to third quarter growth. We believe our "Get More" marketing strategy, that was initiated in the second quarter of 1998, has contributed to the rapid subscriber growth throughout all of our markets. We intend to continue the "Get More" marketing strategy, including launching it in the remaining Omnipoint and Aerial markets, and expect a continued positive effect on subscriber growth.

    Total subscriber revenue per average subscriber ("ARPU") was $48.02 and $58.18 for the three months ended September 30, 2000 and 1999, respectively, and $53.41 and $54.59 for the nine months ended September 30, 2000 and 1999, respectively. The decline in ARPU is largely the result of the lower ARPU prepaid business acquired in the Aerial and Omnipoint mergers. During the current quarter, we experienced an ARPU decline in the post-pay businesses acquired in the Omnipoint and Aerial mergers similar to the decline experienced with the original launch of the "Get More" strategy in 1998. We expect a similar recovery in ARPU as subscribers adjust usage patterns to the "Get More" rate plans.

    The substantial increase in prepaid revenues is largely due to the acquisition of Omnipoint and Aerial, which had more mature prepaid programs than VoiceStream. We expect to continue the prepaid program, with certain modifications to the supporting systems and marketing plan, and expect continued revenue growth through the remainder of 2000.

    Roamer revenues are primarily the result of adding the Omnipoint and Aerial markets. These markets contributed $26.4 million and $50.7 million of the increase for the three months and nine months ended September 30, 2000, respectively. The remaining increase is a result of our continuing effort to procure domestic and international roaming agreements with other carriers. We expect roamer revenues to continue to increase during 2000 due to further growth in subscribers.

    Equipment revenues increased as a result of more handsets sold. The increase in handsets sold is due primarily to continuing subscriber growth as described above. The addition of the Omnipoint and Aerial markets contributed $22.8 million and $58.9 million to equipment sales for the three and nine months ended September 30, 2000, respectively. We anticipate continued growth in equipment sales as a result of continued growth in subscribers.

    Other revenues consist primarily of revenue earned as part of the reciprocal technical services agreements and resale agreements we have entered into with the Cook Inlet joint venture entities. These agreements allow each of VoiceStream and the Cook Inlet joint venture entities to utilize air time on the others' spectrum and/or wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties. With the addition of the Omnipoint and Aerial markets, the number of these agreements has increased. We expect the exchange rights of the Cook entities to be exercised in the fourth quarter of 2000. Once these exchange rights are exercised the Cook entities will be 100% owned by VoiceStream and the majority of these revenues will be eliminated in consolidation.

    OPERATING EXPENSES

    Cost of service expenses represent expenses incurred only by operational markets. The Omnipoint and Aerial mergers contributed $67.5 million to the increase in cost of service for the three months ended September 30, 2000, and $138.2 million for the nine months ended September 30, 2000. The remaining increase in cost of service is primarily attributable to the increased costs of maintaining the expanding wireless network and supporting a growing customer base. Cost of service as a percentage of total revenue less equipment sales increased to 30.6% from 27.2% for the three months ended September 30, 2000 and 1999, respectively and 30.0% from 28.2% for the nine months ended September 30, 2000 and 1999, respectively. The increase is due to the higher costs of serving customers in the markets acquired in the Omnipoint and Aerial mergers. While cost of service expenses are expected to grow due to continuing growth in subscribers, we expect the cost of service as a percentage of service revenue to decline as greater economies of scale are realized.

    Cost of equipment sales increased primarily due to the increase in handsets sold. The Omnipoint and Aerial markets contributed approximately $47.2 million and $127.2 million to the increase in the three months and nine months ended September 30, 2000, respectively. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice, and we expect to continue to do so in the future.

    The increase in general and administrative expenses is primarily attributable to the increased costs associated with supporting the larger subscriber base, but also reflects expenses associated with integrating the operations of Omnipoint and Aerial and certain expenses related to the planned merger with Deutsche Telekom. General and administrative costs per average subscriber were $25.65 and $19.28 for the three months ended September 30, 2000 and 1999, respectively, and $24.96 and $18.69 for the nine months ended September 30, 2000 and 1999, respectively. The increased cost per subscriber in the current quarter is due to the Omnipoint and Aerial merger integration costs and certain executive compensation arrangements related to the Deutsche Telekom transaction. The Omnipoint and Aerial integration activities include implementing a common billing and customer care system and implementing a nationwide call blending strategy for customer calls. While general and administrative expenses are expected to grow due to the continuing growth in subscribers, we expect the cost per average subscriber to decline as greater economies of scale are realized. The efficiencies we expect to gain due to the increased subscriber base may be partially offset during the remainder of 2000 by the costs associated with completing the integration of our back-office operations with those of Omnipoint and Aerial.

    Sales and marketing costs increased as a result of the increased subscriber growth and the introduction of the VoiceStream brand name and "Get More" marketing strategies to most of the Omnipoint and Aerial markets. The Omnipoint and Aerial markets contributed $188.8 million and $270.4 million to the increases in the three months and nine months ended September 30, 2000, respectively. Sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $675 from $520 for the three months ended September 30, 2000 and 1999, respectively, and to $646 from $510 for the nine months ended September 30, 2000 and 1999, respectively. This increase is largely due to higher subscriber turnover or churn rates for the prepaid businesses acquired in the Aerial and Omnipoint mergers. The cost per gross subscriber added which has been on a downward trend since 1998 to approximately $350 at the end of the second quarter of 2000, increased by ten percent in the current quarter due to the costs of rebranding activities and launching the "Get More" marketing strategy in many of the Omnipoint and Aerial markets. We expect sales and marketing cost per net subscriber added to decline for the remainder of 2000 due to the anticipated growth in subscriber additions.

    The increase in depreciation and amortization expense is attributable to the tangible and intangible assets acquired in the Omnipoint and Aerial mergers and the continued expansion of our wireless network. These mergers contributed $55.3 million to depreciation and $121.9 million to amortization for the third quarter of 2000. The additional merger related depreciation and amortization was $106.3 and $244.5, respectively, for the nine months ended September 30, 2000. FCC licenses are not amortized until the related market is operational.

    A non-cash charge for stock based compensation of $47.3 million was recognized during the second quarter of 1999, as a result of restructuring stock options in connection with the spin-off from Western Wireless. The remaining $39.0 million of deferred compensation as of September 30, 2000, is being recognized as expense over the future periods in which the remaining unvested options vest. Additionally, restricted stock was granted to certain executives of VoiceStream relative to the Deutsche Telekom merger. Deferred compensation related to these grants is being amortized to the expected closing date of the merger. In the third quarter of 2000 and for the year to date, $21.2 million and $30.7 million of deferred compensation expense was recorded, respectively.

    PCS TECHNOLOGY

    Cost of engineering services and research and development represent operating costs of a technology subsidiary acquired in the Omnipoint merger in the first quarter of 2000. This subsidiary was sold to Xircom in the second quarter of 2000 (see Note 8 to the financial statements).

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

    Adjusted EBITDA loss increased to $226.0 million for the three months ended September 30, 2000, from a loss of $14.2 million for the three months ended September 30, 1999. This increase is due primarily to the Aerial and Omnipoint mergers and the high rate of subscriber growth we are experiencing. In addition to the customer acquisition costs associated with the high growth rate, we are also incurring costs to integrate the acquired operations into VoiceStream while having not yet achieved all the expected synergies from consolidating administrative, customer care and other similar functions. The increase in Adjusted EBITDA loss to $318.8 million for the nine months ended September 30, 2000 compared to a loss of $74.9 million for the nine months ended September 30, 1999 and is attributable to the same factors.

    OTHER INCOME (EXPENSE)

    Interest and financing expense increased to $141.6 million from $26.9 million for the three months ended September 30, 2000 compared with 1999 and to $343.7 million from $58.8 million for the nine months ended September 30, 2000 compared with 1999, due to the increase in debt. We assumed $3.1 billion of debt in the Omnipoint and Aerial mergers and have incurred additional debt primarily to fund capital expenditures to build-out our wireless systems and to fund operating losses. The weighted average interest rate, before any capitalized interest, was 10.3% and 10.6% for the three months ended September 30, 2000 and 1999, respectively, and 10.4% and 9.7% for the nine months ended September 30, 2000 and 1999, respectively.

    NET LOSS

    The increase in net loss to $657.3 million from $93.0 million for the quarter ended September 30, 2000, compared with the same period in 1999, is attributable to the increases in depreciation and amortization, the Adjusted EBITDA loss and the increase in interest expense described above. Additionally, equity in the net losses of unconsolidated affiliates has increased due to higher subscriber growth and associated customer acquisition costs in the operating markets of our joint ventures and to the loss associated with the Microcell investment, which totaled $15.0 million in the third quarter of 2000 and $22.6 million for the year to date 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    Financing and Merger Activities

    During the third quarter of 2000, we received $5.0 billion in proceeds from the sale of convertible preferred stock to Deutsche Telekom, $810 million of which was used to pay down the revolving credit portion of the new credit facility. The remainder of the proceeds from this investment will be used to fund expenditures to expand our wireless network, acquisitions of additional spectrum and operating losses.

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

    The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, we entered into a new vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and we have agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that was drawn in July 2000, and $250 million that can be drawn by June 30, 2001. Net proceeds of the vendor facility will be used for the same purposes as other proceeds under the new credit facility.

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

     The $1 billion Tranche B and the vendor facility bear interest, at our option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The applicable margin on the final $250 million vendor facility tranche, which must be drawn prior to June 30, 2001, may be subject to adjustment at any time before disbursement of the funds.

     The new credit facility contains affirmative and negative covenants, including financial covenants, and will provide for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of VoiceStream and certain of its subsidiaries. As of September 30, 2000 we were in compliance with these affirmative and negative covenants.

     During the second and third quarters of 2000, VoiceStream issued additional debt in exchange for certain debt outstanding of Omnipoint (in millions):

                      Omnipoint debt exchanged                                           VoiceStream debt
    -------------------------------------------------------------    -------------------------------------------------------------
      Balance       Rate           Description           Due          Balance       Rate           Description             Due
   ------------  ----------  -----------------------    ---------    ----------   --------     ---------------------     ---------

    (Second quarter 2000 exchanges)

    $142.8        14%         Senior Notes              2003         $149.7       10 3/8%      Senior Notes              2009

    $102.3        11 1/2 %    Senior Notes              2009         $102.3       11 1/2%      Senior Notes              2009


    (Third quarter 2000 exchanges)

    $193.5        11 5/8%     Senior Notes              2006         $475.8       10 3/8%      Senior Notes              2009

    $242.5        11 5/8%     Series A Senior Notes     2006


     Following the completion of these exchanges, $6.8 million of the Omnipoint 11 5/8% Senior Notes and Series A Senior Notes and $102.7 million of the Omnipoint 11-1/2% Senior Notes remain outstanding. The differences in the total value of debt exchanged represent adjustments to the fair value of debt assumed in the Omnipoint merger and therefore were treated as adjustments to the total purchase price of Omnipoint and are reflected in additional goodwill recorded.

     On February 25, 2000, we completed our merger with Omnipoint. Pursuant to the merger agreement, 0.825 of a VoiceStream common share plus $8.00 in cash were exchanged for each outstanding Omnipoint common share. There was a cash or share election option available to shareholders of Omnipoint subject to proration. In conjunction with the merger agreement signed on June 23, 1999, we invested a total of $150 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement, and the remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

     In connection with the Omnipoint merger agreement, Hutchison made an investment of $957 million into the combined company for common and convertible preferred securities. Upon signing of the merger agreement on June 23, 1999, $102.5 million of this investment was invested directly in Omnipoint preferred stock. An additional $47.5 million was invested in Omnipoint preferred stock in October 1999. The remaining $807.0 million was invested in VoiceStream 2.5% convertible junior preferred stock upon closing of the merger. In August 2000, a portion of these preferred shares were converted to VoiceStream common stock.

     Our merger with Aerial was completed on May 4, 2000. Under the terms of the agreement, 0.455 of a VoiceStream common share was exchanged for each outstanding Aerial Series A common share. In connection with the Aerial merger agreement, immediately prior to the merger, TDS replaced $420 million of Aerial debt owed to TDS with equity of Aerial at $22 per share. Sonera invested an additional $230 million in Aerial equity, also at $22 per Aerial share.

     We expect a reduction of overall interest expense for the remainder of 2000 due to the repayment of the revolver and the investment of the remaining $4.1 billion received from Deutsche Telekom. Future interest rates may be more or less favorable which could significantly impact future interest expense and interest income. Interest income may be expected to decline as the funds received from Deutsche Telekom are used to fund acquisitions, capital expenditures, and operating losses.

     Investments and Capital Expenditures

     For the remainder of 2000, we anticipate spending approximately $700 million for capacity expansion of operating markets and the development and expansion of new markets (amount includes anticipated spending by us and our Cook Inlet joint ventures). We have also committed to provide $195 million to CIVS IV to fund license acquisitions, and $330 million to a VoiceStream subsidiary to acquire additional wireless assets and licenses. In addition we plan to participate in the upcoming 1900 MHz spectrum reauction later this year or early 2001. We will use the $4.1 billion of cash on hand and amounts available for borrowing under the new credit facility for such purposes. The joint ventures will use cash on hand and amounts available under their various credit agreements to fund capital activity. Further funds (which may be significant) will be required to finance the continued growth of operations, working capital and debt service. The capital cost of completing the build-out in any particular market, and overall, could vary materially from current estimates. If adequate funds are not available from our existing capital resources, we may be required to curtail our service operations or to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements.

     A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet PCS. We funded the operations of Cook Inlet PCS during the three months ended September 30, 2000 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for the third quarter of 2000. All promissory notes that have come due were replaced with new promissory notes. The total investment in Cook Inlet PCS, including advances under such promissory notes, was $80.3 million at September 30, 2000 and $61.9 million at December 31, 1999.

     In July 1997, and subsequently amended in June 1999 and thereafter, Omnipoint through its wholly-owned subsidiary OPCS Philadelphia Holdings LLC ("Philadelphia Holdings") entered into a credit facility agreement with a telecommunications equipment manufacturer to provide financing to Philadelphia Holdings up to $150 million for the purpose of financing the build out of networks in the Philadelphia and Dover markets. On May 4, 2000 Cook Inlet/VoiceStream GSM II, LLC ("CIVS II") through Philadelphia Operating Company ("Philadelphia Operating"), a wholly-owned subsidiary of Philadelphia Holdings, entered into an agreement to refinance this $350 million facility with the same lender ("New CIVS Credit Facility") for the purpose of financing the continued build out of networks and the operations of the Philadelphia, Atlantic City and Dover markets. Under the terms of the New Ericsson Credit Facility, Philadelphia Operating is subject to certain financial and operational covenants, including restrictions on levels of indebtedness, minimum annualized revenues and cash flows and certain other financial maintenance requirements. Additionally, the New CIVS Credit Facility provides that, among other events, failure to pay amounts due to the FCC shall constitute an event of default. The New CIVS Credit Facility is collateralized by substantially all of the assets of Philadelphia Operating and its license subsidiaries, including a pledge of all capital stock of each license subsidiary.

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

     A subsidiary of VoiceStream holds a 49.9% interest in CIVS. This entity owns, among others, the Dallas and Chicago FCC BTA licenses. In January 2000, CIVS reached an agreement with an infrastructure equipment vendor providing CIVS with credit facilities up to $735 million, composed of a $160 million revolving credit agreement, term loans of $325 million, consisting of $125 million in Tranche A and $200 million in Tranche B, $100 million of 13% Series A Senior Discount Notes, and up to $150 million 13% Series A Subordinated Notes. These facilities are not guaranteed by VoiceStream but are secured by certain assets of CIVS. The net proceeds will be used to finance capital expenditures, permitted investments, and for working capital. The amount available for borrowing pursuant to the senior credit facilities, consisting of the revolver and term loans, is based upon certain equipment purchases by CIVS up to the maximum $485 million available. Prior to obtaining this credit facility, VoiceStream had funded the initial operations of CIVS in a similar manner to that described above for Cook Inlet PCS with the same rates and terms. The total investment in CIVS, including advances under such promissory notes, was $181.4 million at September 30, 2000, and $181.4 million at December 31, 1999, respectively.

     In February 2000, VoiceStream completed an investment of approximately $275 million in newly issued Class A shares of Microcell Telecommunications, Inc., a Canadian GSM operator.

     Cash Flow Information

     Net cash used in operating activities was $554.8 million for the nine months ended September 30, 2000. Adjustments to the $1.3 billion net loss to reconcile to net cash used in operating activities included $541.2 million of depreciation and amortization, $96.4 million of equity in the net loss of unconsolidated affiliates and $30.7 million for stock based compensation.
Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $140.9 million in accounts receivable due to the growth in revenues; (ii) an increase of $149.0 million in inventory, due to increased equipment sales expected in the fourth quarter; (iii) an increase in accounts payable of $135.4 million due to the increase in equipment purchases and other operating expenses; (iv) an increase in accrued liabilities of $171.7 million due to the increase in accrued interest on long-term debt. Net cash used in operating activities was $116.8 million for the nine months ended September 30, 1999.

     Net cash used in investing activities was $1.8 billion for the nine months ended September 30, 2000. Investing activities consisted primarily of: (i) the acquisition of Omnipoint and Aerial for $469.4 million; (ii) investments in and advances to unconsolidated affiliates of $411.8 million, primarily attributable to our $275 million investment in Microcell, and (iii) purchases of property and equipment of $914.2 million, largely related to the continuing build-out of the wireless network. Net cash used in investing activities was $431.4 million for the same period in 1999.

     Net cash provided by financing activities was $6.2 billion for the nine months ended September 30, 2000. Financing activities consisted primarily of net proceeds from the issuance of preferred and common stock in private placements, totaling $6.4 billion. Long-term debt borrowings were $3.5 billion for the nine months ended September 30, 2000, of which $2.3 billion was used to refinance Omnipoint and Aerial debt. Net cash provided by financing activities was $589.0 million for the same period in 1999.

     In the ordinary course of business, we continue to evaluate acquisitions, joint ventures and other potential business transactions. Any such transactions would be financed with cash on hand, borrowings under the new credit facility, or through the issuance of additional debt or the sale of additional equity. There can be no assurance that such additional funds will be available to us on acceptable or favorable terms.

     Recently issued accounting pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

    Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - on Amendment to FASB Statement No. 133", the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at our election, before January 1, 1999).

     We have not yet quantified the impact of adopting SFAS 133 on our financial statements and have not determined the timing or method of adoption of SFAS 133. However, the statement could increase volatility in earnings and other comprehensive income.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter ended December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer, such as an arrangement to provide telecommunication services. We do not anticipate that adoption of this bulletin will have a material impact on our financial statements.

     In July 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of APB No. 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award.

We believe that our practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the our financial statements.

     Seasonality

     VoiceStream, and the wireless communications industry in general, have historically experienced significant subscriber growth during the fourth calendar quarter. Accordingly, during such quarter we have experienced greater losses on equipment sales and increases in sales and marketing expenses. We expect this trend to continue.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material, pending legal proceedings to which VoiceStream or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on VoiceStream.

ITEM 2. CHANGES IN SECURITIES

    (a) None.

    (b) None.

    (c) On September 6, 2000, VoiceStream issued and sold to Deutsche Telekom 3,906,250 shares of its Convertible Voting Preferred Stock, par value $0.001 per share, in return for an aggregate purchase price of $5 billion. Each share of Convertible Voting Preferred Stock has a liquidation preference of $1,280 per share. Unless the Deutsche Telekom/VoiceStream merger agreement is terminated, the Convertible Voting Preferred Stock does not become convertible. If the Deutsche Telekom/VoiceStream merger agreement is terminated, each share of Convertible Voting Preferred Stock will become convertible into the number of shares of VoiceStream common stock equal to the liquidation preference divided by $160. The liquidation preference and conversion price are adjustable for splits of the Convertible Voting Preferred Stock or other comparable transactions. Assuming no such adjustment, the total outstanding shares of Convertible Voting Preferred Stock will become convertible into 31,250,000 shares of VoiceStream common stock in the event the Deutsche Telekom/VoiceStream merger agreement is terminated. Each share of Convertible Voting Preferred Stock is entitled to one vote. The Convertible Voting Preferred Stock votes together with the VoiceStream common stock as a single class and is entitled to receive dividends and other distributions made by VoiceStream on its common stock on an as-converted basis. Until the Deutsche Telekom/VoiceStream merger agreement is terminated, the Convertible Voting Preferred Stock may only be transferred by Deutsche Telekom to a controlled subsidiary. The Convertible Voting Preferred Stock ranks senior in rights upon liquidation or dissolution to VoiceStream's common stock and 2 -1/2 % Convertible Junior Preferred Stock, and will rank junior to any other VoiceStream Preferred Stock. VoiceStream may at its option redeem the Convertible Voting Preferred Stock at the liquidation preference thereof after December 31, 2020, and VoiceStream shall upon the request of the holder thereof redeem the Convertible Voting Preferred Stock at the liquidation preference thereof after December 31, 2030; provided, however, that VoiceStream may not make such redemption if prohibited from doing so by law or agreement or if doing so would make it insolvent.

        The Convertible Voting Preferred Stock was issued and sold to Deutsche Telekom in a private placement exempt from registration under
        Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   27.1    Financial Data Schedule

    (b) Reports on Form 8-K


      A Form 8-K was filed on July 28, 2000, announcing that VoiceStream Wireless Corporation has entered into a definitive merger agreement with Deutsche Telekom AG ("DT") providing for the merger of VoiceStream and DT.

      A Form 8-K was filed on August 31, 2000, announcing that VoiceStream Wireless Corporation had entered into a definitive merger agreement to acquire Powertel, Inc.

      A Form 8-K was filed on September 8, 2000, announcing that Deutsche Telekom AG's $5 billion investment in VoiceStream Wireless Corporation preferred stock had been completed.

      A Form 8-K was filed on September 29, 2000, filing the audited financial statements of Omnipoint Corporation for the years ended December 1999, 1998 and 1997.

      A Form 8-K was filed on October 11, 2000, attaching as exhibits the Amended and Restated Bylaws and Certificate of Designation for VoiceStream Wireless Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VoiceStream Wireless Corporation


By   /s/ Cregg Baumbaugh                    By  /s/ Allyn Hebner
     -----------------------------------      ---------------------------------
Cregg Baumbaugh                             Allyn P. Hebner
Executive V.P. - Finance/Corporate          Vice President, Controller and
Development (Principal Financial Officer)   Principal Accounting Officer

                            Dated: November 14, 2000