Form 10-K405/A
period 1999-12-31
VOICESTREAM WIRELESS CORP /DE
filed 2000-12-05
CIK 1097609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                 FORM 10-K405/A


                                AMENDMENT NO. 2


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

                        COMMISSION FILE NUMBER 000-29667

                        VOICESTREAM WIRELESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  91-1983600
     (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


         12920-38TH STREET S.E.                              98006
          BELLEVUE, WASHINGTON                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



                                 (425)378-4000

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


                      DOCUMENTS INCORPORATED BY REFERENCE

- Our Current Report on Form 8-K dated March 22, 2000.

- Omnipoint Corporation Annual Report on Form 10-K for the Year Ended December 31, 1999 (audited financial statements and footnotes thereto only).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



     This Amendment No. 2 to Annual Report on Form 10-K405/A is being filed to modify the Consolidated Statements of Operations on page F-4 of the financial statements and schedules filed with this Amendment No. 2 to Annual Report on Form 10-K405/A to allocate stock-based compensation to the operating expense line items.



     Other than this modification to the Consolidated Statements of Operations and the addition of Exhibit 23.2, consent of independent public accountants, dated November 30, 2000, all other information included in the initial filing is unchanged.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (A) Financial Statements and Schedule

     The financial statements and schedules as filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules at page F-1, which immediately precedes such documents.


     (C) The following exhibit is added to the exhibits previously filed with the Company's Annual Report on Form 10-K405 dated March 23, 2000 as amended on April 6, 2000.



EXHIBIT                            DESCRIPTION
-------                            -----------
 23.2      Consent of Arthur Andersen LLP (independent public
           accountants for VoiceStream Wireless Corporation).

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

                        VOICESTREAM WIRELESS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)


                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1999           1998          1997
                                                       -----------    -----------    ---------
Revenues:
  Subscriber revenues................................  $   366,802    $   123,966    $  52,360
  Roamer revenues....................................        9,295          3,506          227
  Equipment revenues.................................       78,025         40,490       25,143
  Other revenues.....................................       21,407
                                                       -----------    -----------    ---------
          Total revenues.............................      475,529        167,962       77,730
                                                       -----------    -----------    ---------
Operating expenses:
  Cost of service (excludes stock based compensation
     of $12,237, $0 and $0, respectively)............      114,007         50,978       43,183
  Cost of equipment sales............................      136,584         77,071       53,469
  General and administrative (excludes stock based
     compensation of $38,255, $0 and $0,
     respectively)...................................      134,812         75,343       51,678
  Sales and marketing (excludes stock based
     compensation of $10,198, $0 and $0,
     respectively)...................................      211,399         85,447       59,466
  Depreciation and amortization......................      140,812         83,767       66,875
  Stock based compensation...........................       60,690
                                                       -----------    -----------    ---------
          Total operating expenses...................      798,304        372,606      274,671
                                                       -----------    -----------    ---------
Operating loss.......................................     (322,775)      (204,644)    (196,941)
                                                       -----------    -----------    ---------
Other income (expense):
  Interest and financing expense, net................     (103,461)       (34,118)     (57,558)
  Equity in net losses of unconsolidated
     affiliates......................................      (50,945)       (24,120)      (9,327)
  Interest income and other, net.....................       22,442          8,616           11
                                                       -----------    -----------    ---------
          Total other expense, net...................     (131,964)       (49,622)     (66,874)
                                                       -----------    -----------    ---------
     Net loss........................................  $  (454,739)   $  (254,266)   $(263,815)
                                                       ===========    ===========    =========
Basic and diluted loss per common share..............  $     (4.75)   $     (2.75)
                                                       ===========    ===========
Weighted average common shares used in computing
  basic and diluted loss per common share............   95,708,000     92,387,000
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


November 30, 2000


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


                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----

               /s/ ROBERT R. STAPLETON                    President and Director     November 30, 2000
-----------------------------------------------------
                 Robert R. Stapleton

               /s/ CREGG B. BAUMBAUGH                  Executive Vice President --   November 30, 2000
-----------------------------------------------------     Finance, Strategy and
                 Cregg B. Baumbaugh                       Development (Principal
                                                            Financial Officer)

                 /s/ DONALD GUTHRIE                     Vice Chairman and Director   November 30, 2000
-----------------------------------------------------
                   Donald Guthrie

                /s/ DOUGLAS G. SMITH                    Vice Chairman and Director   November 30, 2000
-----------------------------------------------------
                  Douglas G. Smith

                  /s/ ALLYN HEBNER                          Vice President and       November 30, 2000
-----------------------------------------------------     Controller (Principal
                   Allyn P. Hebner                         Accounting Officer)

                /s/ MITCHELL R. COHEN                            Director            November 30, 2000
-----------------------------------------------------
                  Mitchell R. Cohen

                 /s/ DANIEL J. EVANS                             Director            November 30, 2000
-----------------------------------------------------
                   Daniel J. Evans

                /s/ RICHARD L. FIELDS                            Director            November 30, 2000
-----------------------------------------------------
                  Richard L. Fields

                /s/ CANNING K. N. FOK                            Director            November 30, 2000
-----------------------------------------------------
                  Canning K. N. Fok

               /s/ JONATHAN M. NELSON                            Director            November 30, 2000
-----------------------------------------------------
                 Jonathan M. Nelson

               /s/ TERENCE M. O'TOOLE                            Director            November 30, 2000
-----------------------------------------------------
                 Terence M. O'Toole

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----
               /s/ JAMES N. PERRY JR.                            Director            November 30, 2000
-----------------------------------------------------
                 James N. Perry Jr.

                  /s/ JAMES J. ROSS                              Director            November 30, 2000
-----------------------------------------------------
                    James J. Ross

                   /s/ HANS SNOOK                                Director            November 30, 2000
-----------------------------------------------------
                     Hans Snook

               /s/ SUSAN M.F. WOO CHOW                           Director            November 30, 2000
-----------------------------------------------------
                 Susan M.F. Woo Chow

                  /s/ FRANK J. SIXT                              Director            November 30, 2000
-----------------------------------------------------
                    Frank J. Sixt

                /s/ KAJ-ERIK RELANDER                            Director            November 30, 2000
-----------------------------------------------------
                  Kaj-Erik Relander