Form 10-Q/A
period 2000-03-31
VOICESTREAM WIRELESS CORP /DE
filed 2000-12-05
CIK 1097609

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A
                                Amendement No. 1


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

        12920-38th STREET S.E.,
         BELLEVUE, WASHINGTON                                    98006
---------------------------------------                     ---------------
(Address of principal executive offices)                       (Zip Code)


                                 (425) 378-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                EXPLANATORY NOTE


     This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed to modify the Consolidated Statements of Operations to allocate stock-based compensation to the operating expense line items. Other than this modification to the Consolidated Statements of Operations, all other information included in the initial filing is unchanged.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS


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
                                                                                =============       =============


           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                                          Three months ended March 31,
                                                                        ---------------------------------
                                                                             2000                1999
                                                                        -------------       -------------
  Revenues:
      Subscriber revenues                                               $     170,750       $      53,246
      Prepaid revenues                                                         25,202                 904
      Roamer revenues                                                          10,184               1,742
      Equipment sales                                                          33,910              10,919
      Affiliate and other revenues                                             16,952                 900
                                                                        -------------       -------------
           Total revenues                                                     256,998              67,711
                                                                        -------------       -------------

  Operating expenses:
      Cost of service (excludes stock-based compensation of
           $574 and $0, respectively)                                          62,317              17,768
      Cost of equipment sales                                                  58,902              25,246
      Cost of engineering services                                                283
      Research and development, net                                               295
      General and administrative (excludes stock-based
           compensation of $4,333 and $0, respectively)                        79,049              21,392
      Sales and marketing (excludes stock-based compensation
           of $689 and $0, respectively)                                       87,580              35,022
      Depreciation and amortization                                            82,092              25,764
      Stock-based compensation                                                  5,596
                                                                        -------------       -------------
           Total operating expenses                                           376,114             125,192
                                                                        -------------       -------------

  Operating loss                                                             (119,116)            (57,481)
                                                                        -------------       -------------

  Other income (expense):
      Interest and financing expense, net                                     (81,231)            (11,605)
      Equity in net loss of unconsolidated affiliates                         (16,284)            (10,710)
      Interest income and other                                                15,044               2,610
      Accretion of preferred stock of consolidated subsidiary                  (1,743)
                                                                        -------------       -------------
           Total other income (expense)                                       (84,214)            (19,705)
                                                                        -------------       -------------

  Net loss                                                                   (203,330)            (77,186)
  Preferred dividends attributable to VoiceStream junior preferred               (875)
                                                                        -------------       -------------
  Net loss attributable to common shareholders                          $    (204,205)      $     (77,186)
                                                                        =============       =============

  Basic and diluted loss per common share                               $       (1.68)      $       (0.81)
                                                                        =============       =============

  Weighted average common shares used in computing
      basic and diluted loss per common share                             121,196,800          95,541,600
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


                        VoiceStream Wireless Corporation

By /s/ Cregg Baumbaugh                        By /s/ Allyn Hebner
   --------------------------------              ------------------------------
Cregg Baumbaugh                               Allyn P. Hebner
Executive V.P. - Finance/ Corporate           Vice President and Controller and
Development (Principal Financial              Principal Accounting Officer
Officer)






                            Dated: November 30, 2000