Form 10-Q/A
period 2000-06-30
VOICESTREAM WIRELESS CORP /DE
filed 2000-12-05
CIK 1097609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A
                                Amendment No. 1


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

     12920-38th STREET S.E.,
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

Part I - Financial Information

Item 1. Financial Statements



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
                                                                               ============       ============







           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                 Three months ended June 30,              Six months ended June 30,
                                              ---------------------------------       ---------------------------------
                                                   2000               1999                2000                1999
                                              -------------       -------------       -------------       -------------
Revenues:
    Subscriber revenues                       $     273,711       $      83,292       $     444,461       $     136,538
    Prepaid revenues                                 67,434                 529              92,636               1,433
    Roamer revenues                                  28,146               1,818              38,330               3,560
    Equipment sales                                  55,846              19,432              89,756              30,351
    Affiliate and other revenues                     28,420               3,979              45,372               4,879
                                              -------------       -------------       -------------       -------------
         Total revenues                             453,557             109,050             710,555             176,761
                                              -------------       -------------       -------------       -------------

Operating expenses:
    Cost of service (excludes stock based
       compensation of $1,023, $10,667,
       $1,712 and $10,667, respectively)            121,384              24,580             183,701              42,348
    Cost of equipment sales                         103,765              35,662             162,667              60,908
    Cost of engineering and R&D                       2,289                                   2,867
    General and administrative (excludes
       stock based compensation of $2,063,
       $27,747, $6,396 and $27,747,
       respectively)                                144,900              27,004             223,949              48,396
    Sales and marketing (excludes stock
       based compensation of $853, $8,889,
       $1,427 and $8,889, respectively)             142,617              50,784             230,197              85,806
    Depreciation and amortization                   198,812              29,650             280,904              55,414
    Stock based compensation                          3,939              47,303               9,535              47,303
                                              -------------       -------------       -------------       -------------
         Total operating expenses                   717,706             214,983           1,093,820             340,175
                                              -------------       -------------       -------------       -------------

Operating loss                                     (264,149)           (105,933)           (383,265)           (163,414)
                                              -------------       -------------       -------------       -------------

Other income (expense):
    Interest and financing expense                 (120,868)            (20,276)           (202,099)            (31,881)
    Equity in net losses of unconsolidated
      affiliates                                    (35,373)             (4,511)            (47,247)            (12,799)
    Interest income and other, net                   11,356              (2,097)             21,990              (1,909)
    Accretion of preferred stock of
      consolidated subsidiary                        (5,190)                                 (6,933)
                                              -------------       -------------       -------------       -------------
         Total other income (expense)              (150,075)            (26,884)           (234,289)            (46,589)
                                              -------------       -------------       -------------       -------------

Net loss                                           (414,224)           (132,817)           (617,554)           (210,003)
Preferred dividends attributable to
    2.5% junior preferred stock                      (5,463)                                 (6,338)
                                              -------------       -------------       -------------       -------------
Net loss attributable to common
    shareholders                              $    (419,687)      $    (132,817)      $    (623,892)      $    (210,003)
                                              =============       =============       =============       =============
Basic and diluted loss per common share       $       (2.16)      $       (1.39)      $       (3.95)      $       (2.20)
                                              =============       =============       =============       =============
Weighted average common shares used in
    computing basic and diluted loss per
    common share                                193,972,000          95,548,000         157,883,000          95,545,000
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


                        VoiceStream Wireless Corporation


By /s/ Cregg Baumbaugh                            By /s/ Allyn Hebner
   ---------------------                             ------------------------
Cregg Baumbaugh                                   Allyn P. Hebner
Executive V.P. - Finance/Corporate                Vice President, Controller and
Development (Principal Financial Officer)         Principal Accounting Officer


                            Dated: November 30, 2000