Form 10-Q/A
period 2000-09-30
VOICESTREAM WIRELESS CORP /DE
filed 2000-12-05
CIK 1097609

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

                        VOICESTREAM WIRELESS CORPORATION
                                  FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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
                                                                                               ============         ============

           See accompanying notes to consolidated financial statements

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                       Three months ended September 30,          Nine months ended September 30,
                                                      -----------------------------------      -----------------------------------
                                                          2000                  1999               2000                  1999
                                                      -------------         -------------      -------------         -------------
Revenues:
     Subscriber revenues                              $     336,247         $     106,811      $     780,708         $     243,349
     Prepaid revenues                                        69,617                   427            162,253                 1,860
     Roamer revenues                                         35,844                 2,645             74,174                 6,205
     Equipment sales                                         87,917                18,203            177,673                48,554
     Affiliate and other revenues                            32,617                 6,846             77,989                11,725
                                                      -------------         -------------      -------------         -------------
          Total revenues                                    562,242               134,932          1,272,797               311,693
                                                      -------------         -------------      -------------         -------------

Operating expenses:
     Cost of service (excludes stock-based
       compensation of $1,023, $958, $2,735
       and $11,625, respectively)                           145,117                31,752            328,818                74,100
     Cost of equipment sales                                154,507                32,996            317,174                93,904
     Cost of engineering and R&D                                                                       2,867
     General and administrative (excludes stock-
       based compensation of $19,318, $4,875,
       $25,714 and $32,622, respectively)                   216,760                35,542            440,709                83,938
     Sales and marketing (excludes stock-based
       compensation of $853, $799, $2,280 and
       $9,688, respectively)                                271,809                48,883            502,006               134,689
     Depreciation and amortization                          260,293                40,866            541,197                96,280
     Stock-based compensation                                21,194                 6,632             30,729                53,935
                                                      -------------         -------------      -------------         -------------
          Total operating expenses                        1,069,680               196,671          2,163,500               536,846
                                                      -------------         -------------      -------------         -------------

Operating loss                                             (507,438)              (61,739)          (890,703)             (225,153)
                                                      -------------         -------------      -------------         -------------

Other income (expense):
     Interest and financing expense                        (141,580)              (26,919)          (343,679)              (58,800)
     Equity in net losses of unconsolidated
       affiliates                                           (49,133)               (8,967)           (96,380)              (25,260)
     Interest income and other, net                          45,899                 4,591             67,889                 6,176
     Accretion of preferred stock of
       consolidated subsidiary                               (5,073)                                 (12,006)
                                                      -------------         -------------      -------------         -------------
          Total other income (expense)                     (149,887)              (31,295)          (384,176)              (77,884)
                                                      -------------         -------------      -------------         -------------
Net loss                                                   (657,325)              (93,034)        (1,274,879)             (303,037)

     Preferred dividends attributable to
       2.5% junior preferred stock                           (3,992)                                 (10,330)
                                                      -------------         -------------      -------------         -------------
Net loss attributable to common
     shareholders                                          (661,317)              (93,034)        (1,285,209)             (303,037)

     Other comprehensive losses                             (30,793)                                 (30,793)
                                                      -------------         -------------      -------------         -------------

Comprehensive loss attributable to common
     shareholders                                     $    (692,110)        $     (93,034)     $  (1,316,002)        $    (303,037)
                                                      =============         =============      =============         =============
Basic and diluted loss per common share               $       (3.02)        $       (0.97)     $       (7.21)        $       (3.17)
                                                      =============         =============      =============         =============
Weighted average common shares used in
     computing basic and diluted loss per common
     share                                              218,776,000            95,694,000        178,181,000            95,595,000
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


    On August 28, 2000 we announced a definitive merger agreement with Powertel, Inc. a GSM provider based in West Point, Georgia servicing the Southeastern United States (the "Powertel Agreement"). Pursuant to the Powertel Agreement, holders of Powertel common and preferred stock will receive VoiceStream common shares at a conversion ratio ranging from .65, if the average closing price of VoiceStream common stock is $130.77 or above, to .75 if the average closing price of VoiceStream common stock is $113.33 or below. Between these two prices the ratio adjusts to yield $85 in VoiceStream common stock for each Powertel common share equivalent. The VoiceStream merger with Powertel is contingent upon the termination of VoiceStream's proposed merger with Deutsche Telekom described below. Should the VoiceStream merger with Deutsche Telekom be consummated, then Powertel will also merge with Deutsche Telekom. The merger is subject to the customary closing conditions, including approval by VoiceStream's and Powertel's shareholders and legal and regulatory approvals.


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

                        VOICESTREAM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  MERGERS AND ACQUISITIONS

    STPCS Asset and License Purchase

    On September 13, 2000 VoiceStream entered into asset purchase agreements with STPCS Joint Venture, LLC ("STPCS") which is awaiting approval by the FCC. STPCS owns certain D and F block licenses in Texas and a subsidiary of VoiceStream owns an 18% interest in STPCS. Under the terms of the agreement, STPCS has agreed to sell its D Block licenses in the Victoria, Brownsville, Laredo and Eagle Pass BTA's to a VoiceStream affiliate for $9 million and certain F block licenses and assets in the McAllen, Corpus Christi, Brownsville and Laredo BTAs to VoiceStream, or its affiliate for $330 million. A portion of the F Block license will be transferred to CIVS IV, a Designated Entity created subsequent to the original transaction. The purchase price paid by VoiceStream may be reduced by the amount paid by CIVS IV for the F Block licenses. This transaction is expected to close in the first quarter of 2001.

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


     The Class A shares constitute approximately 15% of the issued and outstanding equity securities of Microcell. Class A shares are non-voting but are convertible at any time into common shares, which are voting (subject to Canadian foreign ownership restrictions). If fully converted, these common shares would represent a 22.6% voting interest in Microcell. Additionally, VoiceStream is entitled to designate two members of Microcell's Board of Directors. The investment is being accounted for using the equity method. The total consideration paid by VoiceStream in excess of Microcell's assets, net of liabilities amounted to $277.5 million is allocated to licenses and goodwill. Amortization expense recognized since February 28, 2000 was $7.1 million and is included in equity in net losses of unconsolidated affiliates.


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


     On entering into the joint venture agreement, VoiceStream granted Cook Mobile the right, but not the obligation, to exchange its joint venture interests for a total of 382,657 shares of VoiceStream common stock for a 30 day period beginning after the FCC restricted holding period has expired for any such licenses acquired (currently five years after the issuance date of licenses acquired). These rights are conditioned by the FCC's Designated Entity rules and VoiceStream's legal ability to own C and F block licenses at the time of the exchange under such rules.


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


    On August 28, 2000 we announced a definitive merger agreement with Powertel, Inc. a GSM provider based in West Point, Georgia servicing the Southeastern United States. Pursuant to the Powertel Agreement, holders of Powertel common and preferred stock will receive VoiceStream common shares at a conversion ratio ranging from .65, if the average closing price of VoiceStream common stock is $130.77 or above, to .75 if the average closing price of VoiceStream common stock is $113.33 or below. Between these two prices the ratio adjusts to yield $85 in VoiceStream common stock for each Powertel common share equivalent. The VoiceStream merger with Powertel is contingent upon the termination of VoiceStream's proposed merger with Deutsche Telekom. Should the VoiceStream merger with Deutsche Telekom be consummated, then Powertel will also merge with Deutsche Telekom. The merger is subject to the customary closing conditions, including approval by VoiceStream's and Powertel's shareholders and legal and regulatory approvals.


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



     POWERTEL MERGER


     Upon completion of the Powertel merger, we expect a significant increase in future amortization expense due to the amortization of intangible assets. Intangible assets are expected to increase by approximately $4.4 billion which would result in an increase in amortization expense of approximately $210 million annually. However, the value of intangible assets acquired is subject to change due to fluctuations in our stock price between now and the closing of the Powertel merger. Merger related transaction costs are not expected to significantly impact future operations. The merger is initially expected to increase net negative cash flows from operations due to the costs of implementing our marketing and subscriber growth strategies.

     If the merger does not close as a result of VoiceStream not complying with any of the covenants or agreements contained in the Powertel Agreement, VoiceStream is obligated to pay Powertel $150 million plus expenses not to exceed $10 million. If the merger does not close as a result of Powertel not complying with any of the covenants or agreements contained in the Powertel Agreement, Powertel is obligated to pay VoiceStream and Deutsche Telekom $75 million each plus expenses not to exceed $10 million in the aggregate.


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

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) 10.1 Agreement and Notice of Exchange by and between Cook Inlet GSM, Inc. and VoiceStream Wireless Corporation, dated September 13, 2000

        10.2 Agreement and Notice of Exchange by and between Cook Inlet Telecommunications, Inc., Cook Inlet Mobile Corporation and VoiceStream Wireless Corporation, dated September 13, 2000


        27.1    Financial Data Schedule

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