Form 10-K405
period 2000-12-31
VOICESTREAM WIRELESS CORP /DE
filed 2001-03-23
CIK 1097609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           -------------------------

                                   FORM 10-K

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-29667

                        VOICESTREAM WIRELESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      91-1983600
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

           12920 - 38TH STREET S.E.
             BELLEVUE, WASHINGTON                                  98006
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (425) 378-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR
                             VALUE $.001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale of such stock as of the close of trading on March 16, 2001 was $23,141,538,954.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    TITLE                         SHARES OUTSTANDING AS OF MARCH 16, 2001
                    -----                         ---------------------------------------
   Common Stock, par value $.001 per share                      256,237,075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        VOICESTREAM WIRELESS CORPORATION

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                  PART I

Item 1.   Business....................................................    3
Item 2.   Properties..................................................   32
Item 3.   Legal Proceedings...........................................   32
Item 4.   Submission of Matters to a Vote of Security Holders.........   32

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   34
Item 6.   Selected Consolidated Financial Data........................   38
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   40
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   60
Item 8.   Financial Statements and Supplementary Data.................   61
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   61

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant..........   62
Item 11.  Executive Compensation......................................   66
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   69
Item 13.  Certain Relationships and Related Transactions..............   72

                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   74

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

                                     PART I

ITEM 1. BUSINESS

     INTRODUCTION

     VoiceStream is a nationwide provider of personal communications services ("PCS"). We operate and use the Global System for Mobile Communications ("GSM") communications technology platform. We are a member of The GSM Alliance, L.L.C., a consortium of United States and Canadian digital wireless PCS carriers, which helps provide seamless wireless communications for its customers in more than 2,400 North American cities. GSM companies provide superior voice clarity, industry-leading security and leading-edge wireless voice, data and fax features for customers. In North America, more than seven million customers are using GSM service in 47 U.S. states, the District of Columbia, and six Canadian Provinces, including every top 10 market in North America. VoiceStream has roaming agreements with more than 125 of the major operators worldwide, providing service in 70 countries. In addition, we have entered into roaming agreements with cellular carriers which, together with roaming agreements with GSM carriers, will permit our subscribers with dual-mode capability to roam in substantially all areas across the United States.

     VoiceStream was incorporated in Delaware in June 1999 as a wholly owned subsidiary of VS Washington Corporation ("VS Washington"). VS Washington was formed in Washington in 1994 as Western PCS Corporation. Prior to May 3, 1999, VS Washington was an 80.1% owned subsidiary of Western Wireless Corporation ("Western Wireless"). The remaining 19.9% was owned by Hutchison Telecommunications PCS (USA) Limited ("Hutchison"), a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. As the result of a spin-off transaction on May 3, 1999, VS Washington formally separated from Western Wireless' other operations.

     Prior to February 25, 2000 VS Washington provided PCS service in urban markets in the western United States. On February 25, 2000 through a series of business combinations we became the parent of VS Washington and Omnipoint Corporation ("Omnipoint"), a PCS provider in urban markets in the northeastern United States, including New York, Detroit, Boston, Philadelphia, Miami and Indianapolis. On May 4, 2000 we acquired by merger Aerial Communications, Inc. ("Aerial"), a PCS provider in urban markets including Columbus, Houston, Kansas City, Minneapolis, Pittsburgh, and Tampa-St Petersburg.

     A portion of our business is conducted through contractual relationships with entities controlled by Cook Inlet Region Inc. ("CIRI") in which we have non-controlling ownership interests. Our operations, assets and relationships with CIRI and related entities are more fully described below. We also own an interest in Microcell Communications, Inc. ("Microcell"), a PCS provider in urban Canadian markets.

     On July 24, 2000 we announced a definitive agreement to merge with Deutsche Telekom AG ("Deutsche Telekom"), a German telecommunication provider, to form the first combined European and U.S. wireless communication provider utilizing the GSM standard. The merger will provide us with capital resources, technology expertise and global reach and enable us to provide cost-competitive service, accelerate our nationwide build-out and upgrade to next generation voice and data service in the United States. We expect the merger to close in the first half of 2001, subject to regulatory approvals.

     On August 28, 2000 we announced a definitive merger agreement with Powertel, Inc. ("Powertel"), a PCS provider based in West Point, Georgia, servicing the southeastern United States. Our merger with Powertel is contingent upon the termination of our proposed merger with Deutsche Telekom. To facilitate the combination of Deutsche Telekom, VoiceStream and Powertel, Deutsche Telekom and Powertel have entered into a separate definitive agreement for Deutsche Telekom to acquire Powertel. Should our merger with Deutsche Telekom be consummated, then we expect that Powertel will also merge with Deutsche Telekom. These mergers are subject to regulatory approvals.

     If our merger with Powertel is completed, we will be the largest PCS provider using GSM technology in the United States. Upon completion of the merger with Powertel and the addition of those markets we will have a nearly nationwide wireless footprint utilizing a single technology and common frequencies. We will own, collectively with joint venture entities in which we have interests and assuming the consummation of the Powertel and other pending transactions, 430 broadband PCS licenses covering 272 million people in 24 of the 25 largest U.S. markets. Our operating network, collectively with entities in which we will have interests, will cover 126 million people in the United States.

     Strategy

     Our strategy is to efficiently consolidate operations and marketing under the VoiceStream brand name and to:

     - Penetrate the rapidly growing, broad consumer market segment. We will seek to penetrate the consumer segment of the market by providing premier value in wireless services with more minutes, features and services at attractive price points, and marketing such features and services under the "Get More From Life" message. This marketing message is delivered by a celebrity spokesperson, Jamie Lee Curtis.

     - Increase Sales. Our services and products will continue to be sold through an extensive and balanced distribution network featuring national and local dealers, company-owned stores and a direct sales force.

     - Achieve cost efficiencies through centralization and size. We plan to continue to centralize key functions such as customer care and sales. Our size should also enable us to purchase network and subscriber equipment at favorable pricing and financing terms.

     - Build high quality networks with extensive coverage. We plan to continue to construct our networks to increase capacity and enhance call quality within and around the metropolitan markets that we serve. In addition we will seek to build networks and initiate service in additional metropolitan markets where we hold licenses.

     - Offer features that capitalize on the advantages of GSM wireless technology. We will continue to offer a wide variety of wireless products and services including the capability of offering customers next-generation wireless voice and data services such as wireless Internet and multimedia applications.

     - Acquire PCS licenses and systems opportunistically. We will continue to seek opportunities to acquire additional PCS licenses, systems and/or operators which are additive to our current footprint, increase our spectrum or that would increase the availability of GSM wireless service in North America.

     Marketing, Sales and Customer Service

     Our sales and marketing strategy is to generate continued subscriber growth and increase subscriber revenues. In addition, we target a customer base that we believe is likely to generate higher monthly service revenues, while attempting to achieve a lower cost of adding new subscribers.

     - Marketing -- We market our PCS products and services under the proprietary VoiceStream brand name. Our objective is to develop brand recognition of VoiceStream through substantial advertising and direct marketing in each of our PCS markets.

        In marketing our PCS service, we concentrate our marketing efforts primarily on the consumer market. Through our "Get More" proposition, we emphasize that consumers get more for their money from our enhanced features, privacy, customer service and competitive pricing of these services. We also promote to businesses that would benefit from integrated voice messaging, wireless data transmission, and enhanced features and services. Our advertising is supported by a celebrity spokesperson -- Jamie Lee Curtis.

     - Sales -- We sell our products and services through a combination of direct and indirect channels. We operate company-owned retail locations and utilize a direct sales force. Our training programs provide our sales employees with an understanding of our systems, products and services so that they, in turn, can provide information to prospective customers. Sales commissions generally are linked to subscriber revenue, type of service, activation levels and subscriber retention.

        We believe that our local sales offices provide the physical presence in local markets necessary to position VoiceStream as a quality local service provider, and give us greater control over both our costs and the sales process. We also utilize indirect sales through a network of national and local merchant and specialty retailers. We intend to continue to use a combination of direct and indirect sales channels, with the mix depending on the retail needs of each particular market.

        In addition, we act as a retail distributor of handsets and maintain inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

     - Customer Service -- Customer service is a significant element of our operating philosophy. We are committed to attracting and retaining subscribers by providing consistently superior customer service. We maintain a monitoring and control system with a well-trained staff of customer service and technical personnel to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year.

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

     - Intellectual property -- We hold a federal trademark registration for the mark "VoiceStream" and have applied to register "VoiceStream and Design." We have registered or applied for various other trade and service marks with the United States Patent and Trademark Office.

     Products and Services

     We provide a variety of wireless products and services designed to match a range of needs for business and personal use. We offer several distinct services and features in our PCS systems, including:

     - Enhanced Features -- We offer caller identification, call hold, voice mail and numeric paging, as well as custom calling features such as call waiting, conference calling and call forwarding.

     - Messaging and Wireless Data Transmission -- We provide for two-way messaging to and from all subscribers' handsets. This facilitates a number of messaging and internet-related services including those we currently offer, such as the receipt of wireless e-mail, and those which may be offered in the future, such as Web browsing. We will be North America's first GSM wireless service provider to carry the AOL Instant Messenger service, and the first to offer it to all of our wireless subscribers. Through the AOL Instant Messenger service, our customers will have a convenient new way to see when family, colleagues and friends are available on their phone or desktop, and to communicate with them in real-time directly through our existing handsets and two-way short messaging service ("SMS") through high speed wireless Internet access.

     - General Packet Radio Service -- GPRS is a standardized packet-switched data service that is an extension of the GSM architecture. GPRS will allow for increased data access speeds in wireless handsets and offers customers the advantage of 'always connected/always on-line' access. Initially, GPRS handsets will be capable of operating at speeds up to five times faster than current GSM networks, and speeds will increase up to ten times faster than is currently possible as new terminal devices are launched. Possible applications and benefits to wireless users include faster web browsing and e-mail transmission, in addition to video streaming capabilities.

     - Call Security and Privacy -- Our sophisticated encryption algorithms provide increased call security, encouraging users to make private, business and personal calls with significantly lower risk of eavesdropping than on analog-based systems.

     - Smart Card -- We provide "Smart" cards, programmed with the customer's billing information and a specified service package, which allow customers to obtain PCS connectivity automatically in a variety of terminal devices, simply by inserting their smart cards into compatible PCS devices.

     - Prepaid Wireless -- We offer prepaid wireless services in many of our markets.

     -  Over-the-Air Activation and Over-the-Air Customer Profile
        Management -- We are able to transmit changes in the customer's feature package, including mobile number assignment and personal directory numbers, directly to the customer's handset.

     - Roaming -- We have entered into roaming agreements that allow our customers to roam on cellular systems. Dual-mode handsets allow roaming onto analog cellular systems. Our customers are able to roam throughout the United States and internationally, either on other GSM-based PCS systems operated by current licensees or by using dual-mode handsets that can be used on existing cellular systems.

     - Suppliers and equipment vendors -- We do not manufacture any of the handsets or network equipment used in our operations. The high degree of compatibility among different manufacturers' models of handsets and network equipment allows us to design, construct and operate our systems without being dependent upon any single source of such equipment. The handsets and network equipment used in our operations are available for purchase from multiple sources, and we anticipate that equipment will continue to be available in the foreseeable future. We currently purchase handsets from several vendors including Motorola Inc., Ericsson Inc. and Nokia Mobile Phones, Inc. We currently deploy network equipment primarily from Ericsson Inc., Nortel Networks Inc. and Nokia Telecommunications Inc.

     Markets and Systems

     We own 330 licenses covering over 235 million people, excluding: (i) licenses which we are committed to assign to unrelated third parties, (ii) licenses which we have a right to acquire from Powertel, and (iii) licenses held by joint ventures in which we have an ownership interest of 50% or less, and including (a) Auction No. 35 licenses for which we are the high bidder, and (b) licenses which we have a right to acquire from unrelated third parties. We, together with joint venture entities in which we have interests, will own 430 broadband PCS licenses covering 272 million people, if the Powertel merger and other pending transactions are completed and Auction No. 35 licenses are granted to applicable parties..

     The following tables set forth the licenses and the populations covered by such licenses. Each table below lists Major Trading Areas ("MTA") in descending order by licenced population, with Basic Trading Areas ("BTA") within such markets listed alphabetically. Unless the context otherwise requires, when used herein, with respect to a licensed area, "persons" and "population" are interchangeable and refer to the aggregate number of persons located in such licensed area. Persons and population data are based upon 2001 estimates by Claritas, a market research firm.

                    VOICESTREAM LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION       BLOCK       MHZ
                    --------------------                      -----------    ---------    ------
New York
  Albany....................................................    1,037,000    A            20 MHz
  Allentown.................................................      724,000    A            20 MHz
  Binghamton................................................      337,000    A            20 MHz
  Burlington................................................      402,000    A            20 MHz
  Elmira....................................................      311,000    A            20 MHz
  Glens Falls...............................................      122,000    A, E         30 MHz
  Hartford..................................................    1,123,000    A            20 MHz
  Ithaca....................................................      100,000    A            20 MHz
  New Haven.................................................      979,000    A            20 MHz
  New London................................................      351,000    A            20 MHz
  New York..................................................   18,802,000    A, D         30 MHz
  Oneonta...................................................      107,000    A            20 MHz
  Plattsburgh...............................................      117,000    A            20 MHz
  Poughkeepsie..............................................      441,000    A            20 MHz
  Rutland...................................................       98,000    A            20 MHz
  Scranton..................................................      651,000    A            20 MHz
  Stroudsburg...............................................      134,000    A            20 MHz
  Syracuse..................................................      778,000    A            20 MHz
  Utica.....................................................      290,000    A            20 MHz
  Watertown.................................................      295,000    A            20 MHz
                                                              -----------
                                                               27,199,000
Los Angeles
  Bakersfield...............................................      659,000    A, B         20 MHz
  El Centro.................................................      146,000    B            10 MHz
  Las Vegas(1)..............................................    1,564,000    B            10 MHz
  Los Angeles...............................................   16,564,000    B, F         20 MHz
  San Diego(2)..............................................    2,905,000    B            10 MHz
  San Luis Obispo...........................................      243,000    B            10 MHz
  Santa Barbara.............................................      403,000    B, F         20 MHz
                                                              -----------
                                                               22,484,000

                    VOICESTREAM LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION       BLOCK       MHZ
                    --------------------                      -----------    ---------    ------
San Francisco-San Jose
  Chico.....................................................      226,000    B            10 MHz
  Eureka....................................................      151,000    B            10 MHz
  Fresno....................................................      909,000    B, F         20 MHz
  Merced....................................................      223,000    B, F         20 MHz
  Modesto...................................................      500,000    B, F         20 MHz
  Redding...................................................      277,000    B            10 MHz
  Reno......................................................      597,000    B, F         20 MHz
  Sacramento................................................    1,984,000    B            10 MHz
  Salinas...................................................      389,000    B            10 MHz
  San Francisco.............................................    7,257,000    B, E         20 MHz
  Stockton..................................................      614,000    B, F         20 MHz
  Visalia...................................................      498,000    B, F         20 MHz
  Yuba City.................................................      138,000    B            10 MHz
                                                              -----------
                                                               13,763,000
Chicago
  Benton Harbor(3)..........................................      159,000    C6, F        40 MHz
  Bloomington...............................................      238,000    A            10 MHz
  Champaign-Urbana..........................................      224,000    C6           30 MHz
  Chicago...................................................    8,952,000    C6           30 MHz
  Danville..................................................      110,000    F            10 MHz
  Decatur-Effingham.........................................      246,000    C6           30 MHz
  Elkhart...................................................      264,000    C6, E        40 MHz
  Fort Wayne................................................      698,000    C6, F        40 MHz
  Galesburg.................................................       74,000    E            10 MHz
  Jacksonville..............................................       70,000    C2, E        25 MHz
  Kankakee..................................................      135,000    C6           30 MHz
  Mattoon...................................................       63,000    C6           30 MHz
  Michigan City-La Porte....................................      111,000    C6           30 MHz
  Peoria....................................................      467,000    F            10 MHz
  Rockford..................................................      446,000    C6           30 MHz
  South Bend................................................      351,000    C2, F        25 MHz
  Springfield...............................................      273,000    C6           30 MHz
                                                              -----------
                                                               12,881,000
Dallas-Fort Worth
  Abilene...................................................      253,000    D            10 MHz
  Amarillo..................................................      399,000    D            10 MHz
  Austin(2).................................................    1,289,000    D, F         20 MHz
  Big Spring................................................       33,000    D            10 MHz
  Brownwood.................................................       61,000    D            10 MHz
  Clovis....................................................       70,000    E            10 MHz
  Dallas-Fort Worth.........................................    5,432,000    C6           30 MHz
  Hobbs.....................................................       53,000    D            10 MHz
  Longview..................................................      315,000    C6           30 MHz
  Lubbock...................................................      389,000    E            10 MHz
  Midland...................................................      123,000    D, E         20 MHz
  Odessa....................................................      212,000    D, E         20 MHz
  Paris.....................................................       91,000    C5, D        20 MHz
  San Angelo................................................      159,000    D            10 MHz
  Sherman-Denison...........................................      171,000    D            10 MHz
  Shreveport................................................      584,000    C6           30 MHz
  Temple(2).................................................      334,000    F            10 MHz
  Texarkana.................................................      260,000    C6           30 MHz
  Tyler.....................................................      303,000    C6           30 MHz
  Waco......................................................      292,000    C6, F        40 MHz
                                                              -----------
                                                               10,823,000

                    VOICESTREAM LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION       BLOCK       MHZ
                    --------------------                      -----------    ---------    ------
Boston-Providence
  Bangor....................................................      325,000    C2, E        25 MHz
  Boston....................................................    4,311,000    D, E         20 MHz
  Hyannis...................................................      242,000    D            10 MHz
  Keene.....................................................      116,000    D, E         20 MHz
  Lebanon...................................................      175,000    C6           30 MHz
  Lewiston-Auburn...........................................      218,000    E            10 MHz
  Manchester-Nashua-Concord.................................      605,000    D, E         20 MHz
  Pittsfield................................................      131,000    C6, E        40 MHz
  Portland-Brunswick........................................      511,000    D            10 MHz
  Presque Isle..............................................       75,000    D, E, F      30 MHz
  Providence-Pawtucket-New Bedford-Fall River...............    1,521,000    D, F         20 MHz
  Springfield-Holyoke.......................................      660,000    C6, D        40 MHz
  Waterville-Augusta........................................      168,000    D, E         20 MHz
  Worcester-Fitchburg-Leominster............................      750,000    D, E         20 MHz
                                                              -----------
                                                                9,808,000
Detroit
  Adrian....................................................      102,000    C2, E, F     35 MHz
  Battle Creek..............................................      242,000    C2, F        25 MHz
  Detroit...................................................    5,006,000    C6           30 MHz
  Findlay-Tiffin............................................      153,000    D, E         20 MHz
  Flint.....................................................      512,000    C6, F        40 MHz
  Jackson...................................................      207,000    C2, E, F     35 MHz
  Kalamazoo.................................................      369,000    C6           30 MHz
  Lansing...................................................      527,000    E, F         20 MHz
  Lima......................................................      250,000    D, E         20 MHz
  Toledo....................................................      778,000    D, F         20 MHz
                                                              -----------
                                                                8,146,000
Philadelphia
  Atlantic City(1)..........................................      340,000    C1           15 MHz
  Dover(1)..................................................      305,000    C1           15 MHz
  Philadelphia(1)...........................................    6,012,000    C1           15 MHz
                                                              -----------
                                                                6,657,000
Atlanta
  Albany(4).................................................      346,000    B, F         40 MHz
  Athens(5).................................................      196,000    B            30 MHz
  Atlanta(5)................................................    4,341,000    B            30 MHz
  Augusta(4)................................................      578,000    B, F         40 MHz
  Chattanooga(5)............................................      555,000    B            30 MHz
  Cleveland(5)..............................................      101,000    B            30 MHz
  Columbus(5)...............................................      357,000    B            30 MHz
  Dalton(5).................................................      121,000    B            30 MHz
  Gainesville(5)............................................      236,000    B            30 MHz
  La Grande(5)..............................................       70,000    B            30 MHz
  Macon(4)..................................................      648,000    B, F         40 MHz
  Opelika(5)................................................      141,000    B            30 MHz
  Rome(5)...................................................      123,000    B            30 MHz
  Savannah(4)...............................................      735,000    B, F         40 MHz
                                                              -----------
                                                                8,548,000

                    VOICESTREAM LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION       BLOCK       MHZ
                    --------------------                      -----------    ---------    ------
Washington-Baltimore
  Baltimore(2)..............................................    2,559,000    F            10 MHz
  Charlottesville...........................................      225,000    E            10 MHz
  Cumberland................................................      159,000    E, F         20 MHz
  Fredericksburg............................................      165,000    D            10 MHz
  Hagerstown-Chambersburg-Martinsburg.......................      364,000    D            10 MHz
  Salisbury.................................................      179,000    D, E         20 MHz
  Washington, D.C. .........................................    4,697,000    E, F         20 MHz
  Winchester................................................      162,000    D, E         20 MHz
                                                              -----------
                                                                8,510,000
Tampa
  Daytona Beach.............................................      479,000    A            30 MHz
  Lakeland..................................................      471,000    A            30 MHz
  Melbourne.................................................      478,000    A            30 MHz
  Ocala.....................................................      253,000    A            30 MHz
  Orlando...................................................    1,637,000    A            30 MHz
  Sarasota..................................................      596,000    A, F         40 MHz
  Tampa.....................................................    2,540,000    A            30 MHz
                                                              -----------
                                                                6,454,000
Houston
  Beaumont..................................................      457,000    A            30 MHz
  Bryan.....................................................      168,000    A            30 MHz
  Houston...................................................    5,022,000    A            30 MHz
  Lake Charles..............................................      279,000    A            30 MHz
  Lufkin....................................................      155,000    A            30 MHz
  Victoria(1)...............................................      161,000    A            30 MHz
                                                              -----------
                                                                6,242,000
Minneapolis-St. Paul
  Aberdeen..................................................       84,000    B            30 MHz
  Bemidji...................................................       65,000    B            30 MHz
  Bismarck..................................................      127,000    B            20 MHz
  Brainerd..................................................       97,000    B            30 MHz
  Dickinson.................................................       35,000    B            30 MHz
  Duluth(6).................................................      407,000    B            10 MHz
  Eau Claire................................................      193,000    B            30 MHz
  Fergus Falls..............................................      128,000    B            30 MHz
  Huron.....................................................       51,000    B            30 MHz
  Ironwood..................................................       30,000    B            30 MHz
  Mankato...................................................      245,000    B            30 MHz
  Minneapolis...............................................    3,257,000    B            30 MHz
  Minot.....................................................      117,000    B            30 MHz
  Mitchell..................................................       83,000    B            30 MHz
  Rochester.................................................      251,000    B            30 MHz
  St. Cloud.................................................      292,000    B            30 MHz
  Watertown.................................................       74,000    B            30 MHz
  Williston.................................................       24,000    B            30 MHz
  Willmar-Marshall..........................................      123,000    B            30 MHz
  Worthington...............................................       94,000    B            30 MHz
                                                              -----------
                                                                5,777,000
Miami-Ft. Lauderdale
  Miami-Ft. Lauderdale......................................    3,803,000    E, F         20 MHz
  Naples....................................................      240,000    D            10 MHz
  West Palm Beach...........................................    1,098,000    F            10 MHz
                                                              -----------
                                                                5,141,000

                    VOICESTREAM LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION       BLOCK       MHZ
                    --------------------                      -----------    ---------    ------
Cleveland
  Ashtabula.................................................      104,000    C6, E        40 MHz
  Canton-New Philadelphia...................................      529,000    C6, E        40 MHz
  Cleveland-Akron...........................................    2,958,000    C5, E        20 MHz
  East Liverpool-Salem......................................      111,000    C6, E        40 MHz
  Erie......................................................      277,000    C6, E        40 MHz
  Mansfield.................................................      231,000    C6, E        40 MHz
  Meadville.................................................       89,000    E            10 MHz
  Sandusky..................................................      138,000    C2, E        25 MHz
  Sharon....................................................      121,000    E            10 MHz
  Youngstown-Warren.........................................      473,000    C6, E        40 MHz
                                                              -----------
                                                                5,031,000
St. Louis
  Cape Girardeau............................................      189,000    C6, E, F     50 MHz
  Carbondale-Marion.........................................      217,000    E, F         20 MHz
  Columbia..................................................      210,000    D, E         20 MHz
  Jefferson City............................................      158,000    D, F         20 MHz
  Kirksville................................................       56,000    D, E         20 MHz
  Mount Vernon..............................................      123,000    C6, D        40 MHz
  Poplar Bluff..............................................      153,000    C6, F        40 MHz
  Quincy-Hannibal...........................................      180,000    D, E         20 MHz
  Rolla.....................................................      100,000    C6, F        40 MHz
  Springfield...............................................      645,000    F            10 MHz
  St. Louis.................................................    2,851,000    C6           30 MHz
  West Plains...............................................       77,000    D, F         20 MHz
                                                              -----------
                                                                4,959,000
Denver
  Casper-Gillette...........................................      142,000    B            30 MHz
  Cheyenne..................................................      108,000    B            30 MHz
  Colorado Springs..........................................      539,000    B, F         40 MHz
  Denver....................................................    2,628,000    B            30 MHz
  Fort Collins..............................................      247,000    B            30 MHz
  Grand Junction............................................      248,000    B            30 MHz
  Greeley...................................................      176,000    B            30 MHz
  Pueblo....................................................      309,000    B            30 MHz
  Rapid City................................................      190,000    B            30 MHz
  Riverton..................................................       49,000    B            30 MHz
  Rock Springs..............................................       60,000    B            30 MHz
  Scottsbluff...............................................       99,000    B            30 MHz
                                                              -----------
                                                                4,795,000
Phoenix
  Flagstaff.................................................      116,000    C6, E        40 MHz
  Nogales...................................................       41,000    E            10 MHz
  Phoenix...................................................    3,369,000    A, E, F      30 MHz
  Prescott..................................................      161,000    C6, E        40 MHz
  Sierra Vista-Douglas......................................      114,000    C6, E        30 MHz
  Tucson....................................................      827,000    E, F         20 MHz
  Yuma......................................................      142,000    C6           30 MHz
                                                              -----------
                                                                4,770,000

                    VOICESTREAM LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION       BLOCK       MHZ
                    --------------------                      -----------    ---------    ------
Seattle
  Aberdeen..................................................       88,000    C1           15 MHz
  Bellingham(2).............................................      167,000    F            10 MHz
  Bremerton.................................................      238,000    C1           15 MHz
  Olympia(2)................................................      330,000    E            10 MHz
  Port Angeles..............................................       94,000    C1           15 MHz
  Seattle-Tacoma(2).........................................    3,214,000    E, F         20 MHz
  Wenatchee.................................................      210,000    C1           15 MHz
  Yakima....................................................      254,000    C1           15 MHz
                                                              -----------
                                                                4,595,000
Richmond-Norfolk
  Danville..................................................      170,000    E            10 MHz
  Lynchburg.................................................      159,000    E            10 MHz
  Martinsville..............................................       90,000    E            10 MHz
  Norfolk-VA Beach..........................................    1,780,000    E, F         20 MHz
  Richmond-Petersburg.......................................    1,238,000    E, F         20 MHz
  Roanoke...................................................      656,000    F            10 MHz
  Staunton-Waynesburo.......................................      110,000    E            10 MHz
                                                              -----------
                                                                4,203,000
Pittsburgh
  Altoona...................................................      224,000    B            30 MHz
  Clarksburg................................................      192,000    B            30 MHz
  Du Bois...................................................      127,000    B            30 MHz
  Fairmont..................................................       55,000    B            30 MHz
  Indiana...................................................       87,000    B            30 MHz
  Johnstown.................................................      230,000    B            30 MHz
  Morgantown................................................      106,000    B            30 MHz
  New Castle................................................       94,000    B            30 MHz
  Oil City..................................................      103,000    B            30 MHz
  Pittsburgh................................................    2,422,000    B            30 MHz
  Steubenville..............................................      131,000    B            30 MHz
  Wheeling..................................................      213,000    B            30 MHz
                                                              -----------
                                                                3,984,000
Puerto Rico-US Virgin Islands
  Mayaguez(1)...............................................    1,508,000    A            10 MHz
  San Juan..................................................    2,421,000    A, F         20 MHz
                                                              -----------
                                                                3,929,000
Louisville
  Bowling Green(8)..........................................      249,000    D, E         20 MHz
  Corbin(8).................................................      146,000    D, E         20 MHz
  Evansville(8).............................................      520,000    D, E         20 MHz
  Lexington(8)..............................................      918,000    D, E         20 MHz
  Louisville(8).............................................    1,479,000    D, E         20 MHz
  Madisonville(8)...........................................       46,000    D, E         20 MHz
  Owensboro(8)..............................................      164,000    D, E         20 MHz
  Paducah(8)................................................      231,000    D, E         20 MHz
  Somerset(8)...............................................      126,000    D, E         20 MHz
                                                              -----------
                                                                3,879,000
Cincinnati-Dayton
  Cincinnati................................................    2,182,000    B, F         30 MHz
  Dayton-Springfield........................................    1,245,000    B, E         30 MHz
  Logan.....................................................       39,000    C4           10 MHz
  Portsmouth................................................       93,000    C3           10 MHz
  Williamson................................................      180,000    F            10 MHz
                                                              -----------
                                                                3,739,000

                    VOICESTREAM LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION       BLOCK       MHZ
                    --------------------                      -----------    ---------    ------
Portland
  Bend......................................................      151,000    A            30 MHz
  Coos Bay-North Bend.......................................       84,000    A, F         40 MHz
  Eugene-Springfield........................................      321,000    A            30 MHz
  Klamath Falls.............................................       80,000    A            30 MHz
  Longview..................................................       98,000    A            30 MHz
  Medford-Grants Pass.......................................      255,000    A            30 MHz
  Portland..................................................    2,094,000    A            30 MHz
  Roseburg..................................................      102,000    A            30 MHz
  Salem-Albany..............................................      529,000    A            30 MHz
                                                              -----------
                                                                3,714,000
Memphis-Jackson
  Blytheville(8)............................................       69,000    A            30 MHz
  Columbus-Starkville(7)....................................      171,000    A            30 MHz
  Dyersburg-Union City(8)...................................      117,000    A            30 MHz
  Greenville-Greenwood(8)...................................      203,000    A            30 MHz
  Jackson, MS(8)............................................      661,000    A            30 MHz
  Jackson, TN(8)............................................      282,000    A            30 MHz
  Memphis(8)................................................    1,525,000    A            30 MHz
  Meridian(7)...............................................      206,000    A            30 MHz
  Natchez(8)................................................       69,000    A            30 MHz
  Tupelo-Corinth(8).........................................      318,000    A            30 MHz
  Vicksburg(8)..............................................       60,000    A            30 MHz
                                                              -----------
                                                                3,681,000
San Antonio
  Brownsville(1)............................................      355,000    D            10 MHz
  Corpus Christi............................................      548,000    D, F         20 MHz
  Laredo(1).................................................      225,000    D            10 MHz
  McAllen(1)................................................      616,000    D            10 MHz
  San Antonio...............................................    1,873,000    C5, D, F     30 MHz
                                                              -----------
                                                                3,617,000
Birmingham
  Aniston(8)................................................      165,000    B            30 MHz
  Birmingham(7).............................................    1,320,000    B, F         40 MHz
  Decatur(7)................................................      145,000    B, F         40 MHz
  Dothan(8).................................................      219,000    B            30 MHz
  Florence(8)...............................................      182,000    B            30 MHz
  Gadsden(7)................................................      185,000    B, F         40 MHz
  Huntsville(7).............................................      512,000    B, F         40 MHz
  Montgomery(8).............................................      473,000    B            30 MHz
  Selma(8)..................................................       72,000    B            30 MHz
  Tuscaloosa(8).............................................      251,000    B            30 MHz
                                                              -----------
                                                                3,524,000
Indianapolis
  Anderson..................................................      178,000    F            10 MHz
  Bloomington-Bedford.......................................      239,000    E            10 MHz
  Columbus..................................................      157,000    E, F         20 MHz
  Indianapolis(2)...........................................    1,515,000    E            10 MHz
  Kokomo-Logansport.........................................      188,000    C2, D        25 MHz
  Lafayette.................................................      272,000    E            10 MHz
  Marion....................................................      106,000    E            10 MHz
  Muncie....................................................      176,000    F            10 MHz
  Richmond..................................................      104,000    F            10 MHz
  Terre Haute...............................................      245,000    E, F         20 MHz
  Vincennes-Washington......................................       93,000    E, F         20 MHz
                                                              -----------
                                                                3,273,000

                    VOICESTREAM LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION       BLOCK       MHZ
                    --------------------                      -----------    ---------    ------
Salt Lake City
  Boise-Nampa...............................................      578,000    A            30 MHz
  Idaho Falls...............................................      222,000    A            30 MHz
  Logan.....................................................      101,000    A            30 MHz
  Pocatello.................................................      101,000    A            30 MHz
  Provo-Orem................................................      382,000    A            30 MHz
  Salt Lake City............................................    1,589,000    A            30 MHz
  St. George................................................      137,000    A, E         40 MHz
  Twin Falls................................................      162,000    A            30 MHz
                                                              -----------
                                                                3,272,000
Kansas City
  Emporia...................................................       45,000    B            30 MHz
  Joplin....................................................      238,000    B            30 MHz
  Kansas City...............................................    2,060,000    B            30 MHz
  Lawrence..................................................      105,000    B            30 MHz
  Manhattan.................................................      116,000    B            30 MHz
  Pittsburgh................................................       90,000    B            30 MHz
  St. Joseph................................................      190,000    B            30 MHz
  Sedalia...................................................       91,000    B            30 MHz
  Topeka....................................................      265,000    B            30 MHz
                                                              -----------
                                                                3,200,000
Des Moines-Quad Cities
  Burlington(8).............................................      137,000    A            10 MHz
  Cedar Rapids(8)...........................................      287,000    A            10 MHz
  Clinton-Sterling(8).......................................      145,000    A            10 MHz
  Davenport-Moline(8).......................................      431,000    A            10 MHz
  Des Moines(8).............................................      795,000    A, F         40 MHz
  Dubuque(8)................................................      178,000    A            10 MHz
  Fort Dodge(8).............................................      125,000    A            10 MHz
  Iowa City(8)..............................................      127,000    A            10 MHz
  Marshalltown(8)...........................................       57,000    A            10 MHz
  Mason City(8).............................................      114,000    A            10 MHz
  Ottumwa(8)................................................      123,000    A            10 MHz
  Sioux City(8).............................................      335,000    A            10 MHz
  Waterloo-Cedar Falls(8)...................................      255,000    A            10 MHz
                                                              -----------
                                                                3,109,000
Charlotte-Greensboro-Greenville-Raleigh
  Charleston................................................      701,000    F            10 MHz
  Columbia..................................................      650,000    F            10 MHz
  Greenville SC.............................................      894,000    F            10 MHz
  Goldsboro.................................................      233,000    F            10 MHz
  Orangeburg................................................      118,000    F            10 MHz
  Sumter....................................................      170,000    F            10 MHz
                                                              -----------
                                                                2,766,000
Buffalo-Rochester
  Buffalo...................................................    1,170,000    C6           30 MHz
  Jamestown-Dunkirk.........................................      179,000    E            10 MHz
  Olean-Bradford............................................      236,000    D, E         20 MHz
  Rochester.................................................    1,133,000    C6, D        40 MHz
                                                              -----------
                                                                2,718,000

                    VOICESTREAM LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION       BLOCK       MHZ
                    --------------------                      -----------    ---------    ------
Jacksonville
  Brunswick(8)..............................................       79,000    A            30 MHz
  Gainesville(8)............................................      308,000    A            30 MHz
  Jacksonville(8)...........................................    1,340,000    A            30 MHz
  Panama City(8)............................................      206,000    A            30 MHz
  Tallahassee(8)............................................      490,000    A            30 MHz
  Valdosta(8)...............................................      159,000    A            30 MHz
  Waycross(8)...............................................      112,000    A            30 MHz
                                                              -----------
                                                                2,694,000
El Paso-Albuquerque
  Albuquerque...............................................      796,000    A            30 MHz
  Carlsbad..................................................       53,000    A            30 MHz
  El Paso...................................................      764,000    A, F         40 MHz
  Farmington-Durango........................................      208,000    A            30 MHz
  Gallup....................................................      134,000    A            30 MHz
  Las Cruces................................................      246,000    A            30 MHz
  Roswell...................................................       79,000    A            30 MHz
  Santa Fe..................................................      211,000    A            30 MHz
                                                              -----------
                                                                2,491,000
Columbus
  Athens....................................................      131,000    B            30 MHz
  Chillicothe...............................................      105,000    B            30 MHz
  Columbus..................................................    1,677,000    B            30 MHz
  Marion....................................................      102,000    B            30 MHz
  Parksburg.................................................      180,000    B            30 MHz
  Zanesville................................................      193,000    B            30 MHz
                                                              -----------
                                                                2,388,000
Little Rock
  El Dorado-Magnolia-Camden.................................      101,000    C6, E        30 MHz
  Fayetteville-Springdale...................................      316,000    E            10 MHz
  Fort Smith................................................      314,000    D            10 MHz
  Harrison..................................................       86,000    D            10 MHz
  Hot Springs...............................................      134,000    D            10 MHz
  Jonesboro-Paragould.......................................      175,000    E            10 MHz
  Little Rock...............................................      934,000    A, D         20 MHz
  Pine Bluff................................................      146,000    D            10 MHz
  Russellville..............................................       93,000    E            10 MHz
                                                              -----------
                                                                2,299,000
Spokane-Billings
  Billings..................................................      309,000    E            10 MHz
  Bozeman...................................................       82,000    E            10 MHz
  Butte.....................................................       65,000    C3, D        20 MHz
  Great Falls...............................................      158,000    E            10 MHz
  Helena....................................................       70,000    C4, D        20 MHz
  Kalispell.................................................       74,000    C3, C5, D    30 MHz
  Kennewick-Pasco...........................................      188,000    D            10 MHz
  Lewiston-Moscow...........................................      122,000    E            10 MHz
  Missoula..................................................      170,000    D            10 MHz
  Spokane...................................................      742,000    C1           15 MHz
  Walla Walla-Pendleton.....................................      174,000    C6, D        25 MHz
                                                              -----------
                                                                2,154,000
Nashville
  Clarksville(8)............................................      262,000    D, E         20 MHz
  Cookeville(8).............................................      135,000    D, E         20 MHz
  Nashville(7)..............................................    1,721,000    D, E, F      30 MHz
                                                              -----------
                                                                2,118,000

                    VOICESTREAM LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION       BLOCK       MHZ
                    --------------------                      -----------    ---------    ------
Milwaukee
  Janesville................................................      241,000    F            10 MHz
  Milwaukee.................................................    1,812,000    E, F         20 MHz
                                                              -----------
                                                                2,053,000
Oklahoma City
  Ada.......................................................       55,000    A            30 MHz
  Ardmore...................................................       89,000    A            30 MHz
  Enid......................................................       83,000    A,D          40 MHz
  Lawton-Duncan.............................................      164,000    A            30 MHz
  McAlester.................................................       54,000    A            30 MHz
  Oklahoma City.............................................    1,408,000    A, D         40 MHz
  Ponca City................................................       46,000    A, D         40 MHz
  Stillwater................................................       77,000    A, D         40 MHz
                                                              -----------
                                                                1,976,000
Omaha
  Grand Island..............................................      146,000    E            10 MHz
  Hastings..................................................       71,000    E            10 MHz
  Lincoln...................................................      337,000    E            10 MHz
  McCook....................................................       33,000    E            10 MHz
  Norfolk...................................................      108,000    E            10 MHz
  North Platte..............................................       86,000    E            10 MHz
  Omaha(1)..................................................      976,000    C2           15 MHz
                                                              -----------
                                                                1,757,000
New Orleans
  Baton Rouge...............................................      685,000    C6           30 MHz
  Hammond...................................................      110,000    C6           30 MHz
  Lafayette.................................................      542,000    C6           30 MHz
                                                              -----------
                                                                1,337,000
Tulsa
  Bartlesville..............................................       48,000    C6, D        25 MHz
  Coffeysville..............................................       61,000    C6, D        25 MHz
  Muskogee..................................................      163,000    C6, D        25 MHz
  Tulsa.....................................................      947,000    C6, D        25 MHz
                                                              -----------
                                                                1,219,000
Honolulu
  Hilo......................................................      142,000    A            30 MHz
  Honolulu..................................................      854,000    A            30 MHz
  Kahului-Wailuku-Lahaina...................................      124,000    A            30 MHz
  Lihue.....................................................       57,000    A            30 MHz
                                                              -----------
                                                                1,177,000
Knoxville
  Knoxville(8)..............................................    1,114,000    E            10 MHz
Wichita
  Hutchinson................................................      126,000    D, E         20 MHz
  Salina....................................................      140,000    C6, D, E     30 MHz
  Wichita...................................................      671,000    D, F         20 MHz
                                                              -----------
                                                                  937,000
VOICESTREAM TOTAL...........................................  254,905,000
                                                              ===========

---------------

(1) Cook Inlet/VS GSM IV PCS, LLC, in which we own a 49.9% minority interest, also owns licenses for these BTAs.

(2) Cook Inlet/VS GSM V PCS, LLC, in which we own a 49.9% minority interest, was the high bidder for these licenses in these BTAs in the 2000/2001 auction for FCC PCS licenses.

(3) The FCC has added numerical postscripts to the original 30 MHz C Block PCS licenses to reflect the splitting of certain of these licenses into two separate 15 MHz licenses (C1 or C2), and, more recently, the splitting of certain other licenses into three separate 10 MHz licenses (C3, C4 or C5). C Block licenses that include the full 30 MHz of spectrum are called C6.

(4)  Licenses for these BTAs are owned by both VoiceStream and Powertel.

(5)  Licenses for these BTAs are owned by Powertel only.

(6) Wireless Alliance LLC received 20 MHz of the 30 MHz of this BTA within the Minneapolis MTA license in exchange for the issuance to us of a minority ownership interest in Wireless Alliance.

(7) Licenses for these BTAs are owned by Powertel and Eliska Wireless Ventures I, Inc.

(8) VoiceStream contributed portions of the Des Moines MTA license to Iowa Wireless Services, L.P. in return for a minority interest. As a result, we own 30 MHz of the A Block license for certain counties within the Des Moines BTA but only 10 MHz of the A Block for the remainder of the Des Moines MTA. The remaining 20 MHz is owned by Iowa Wireless.

     Relationship with Cook Inlet

     In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F Block licenses for the initial five-year period following award of the licenses. VoiceStream does not qualify as a Designated Entity. In order to continue expanding service to VoiceStream customers, we obtained 49.9% indirect minority interests in six Designated Entities controlled by CIRI. The FCC recently revised the rules pertaining to certain C and F Block licenses formerly restricted to Designated Entities to allow their ownership by non-Designated Entities. In December 2000, we acquired controlling interests in four of these Designated Entities: Cook Inlet/VoiceStream PV/SS PCS, L.P. ("Cook Inlet PCS"), Cook Inlet/VoiceStream PCS, LLC ("CIVS"), Cook Inlet/VS GSM II PCS, LLC ("CIVS II"), and Cook Inlet/VS GSM III PCS, LLC ("CIVS III"). On December 31, 2000, we held 49.9% minority interests in Cook Inlet/VS GSM IV PCS Holdings, LLC ("CIVS IV") and Cook Inlet/VS GSM V PCS Holdings, LLC ("CIVS V"). Various subsidiaries of CIVS IV and CIVS V qualified under the Designated Entity rules to own and operate C and F Block licenses. Our customers will be able to obtain service in territories covered by licenses owned and operated by subsidiaries of CIVS IV and CIVS V through reseller and other contractual arrangements between us and affiliates of CIVS IV and CIVS V.

     CIVS IV

     CIVS IV, a Delaware limited liability company, was formed in October 2000 for the purpose of acquiring and operating licenses subject to the FCC's Designated Entity rules. CIVS IV is managed by Cook Inlet Mobile Corporation ("Cook Inlet Mobile"), a subsidiary of CIRI, which owns a 50.1% interest in CIVS
IV. We hold a 49.9% minority interest in CIVS IV. In October 2000, we and Cook Inlet Mobile each made initial capital investments in CIVS IV commensurate with our respective ownership percentages. A subsidiary of CIVS IV owns FCC licenses to provide wireless communications services in the following 15 BTA license areas. See "-- Governmental Regulation; Licensing of PCS Systems."

                          CIVS IV
                    MTA/BTA LICENSE AREA                      POPULATION    BLOCK     MHZ
                    --------------------                      ----------    -----     ---
Philadelphia
  Atlantic City(1)..........................................     340,000    C2       15 MHz
  Dover(1)..................................................     305,000    C2       15 MHz
  Philadelphia(1)...........................................   6,012,000    C2       15 MHz
                                                              ----------
                                                               6,657,000
New Orleans
  Houma.....................................................     276,000    C6       15 MHz
  New Orleans...............................................   1,394,000    C6       15 MHz
                                                              ----------
                                                               1,670,000
Los Angeles
  Las Vegas(1)..............................................   1,564,000    C6       15 MHz
Puerto Rico
  Mayaguez(1)...............................................   1,508,000    F        10 MHz
San Antonio
  Brownsville(1)............................................     355,000    F        10 MHz
  Eagle Pass-Del Rio........................................     120,000    F        10 MHz
  Laredo(1).................................................     225,000    F        10 MHz
  McAllen(1)................................................     616,000    F        10 MHz
                                                              ----------
                                                               1,316,000
Omaha
  Omaha(1)..................................................     976,000    C6       15 MHz
Dallas
  Monroe....................................................     328,000    C2       15 MHz
Houston
  Victoria(1)...............................................     161,000    F        10 MHz
Washington
  Harrisonburg..............................................     146,000    C2       15 MHz
                                                              ----------
CIVS IV TOTAL...............................................  14,326,000
                                                              ==========

---------------

(1)  Licenses for these BTAs are also owned by VoiceStream.

     CIVS V

     CIVS V, a Delaware limited liability company, was formed in October 2000 for the purpose of acquiring and operating licenses subject to the FCC's Designated Entity rules. CIVS V is managed by Cook Inlet Wireless, Inc. ("Cook Wireless"), a subsidiary of CIRI, which owns a 50.1% interest in CIVS V. We hold a 49.9% minority interest in CIVS V. In November 2000, we and Cook Wireless each made initial capital investments in CIVS V commensurate with our respective ownership percentages. A subsidiary of CIVS V was the high bidder in the 2000/2001 auction for FCC PCS licenses in the following 22 BTA license areas. See "-- Governmental Regulation; Licensing of PCS Systems."

                           CIVS V
                    MTA/BTA LICENSE AREA                      POPULATION    BLOCK     MHZ
                    --------------------                      ----------    -----    ------
Charlotte-Greensboro-Greenville-Raleigh
  Asheville.................................................     588,000    C4       10 MHz
  Burlington................................................     124,000    C4       10 MHz
  Charlotte.................................................   2,053,000    C4       10 MHz
  Fayetteville..............................................     630,000    C4       10 MHz
  Greensboro................................................   1,403,000    C4       10 MHz
  Greenville NC.............................................     246,000    C4       10 MHz
  Hickory...................................................     332,000    C4       10 MHz
  Jacksonville..............................................     142,000    C4       10 MHz
  New Bern..................................................     173,000    C4       10 MHz
  Raleigh...................................................   1,433,000    C4       10 MHz
  Roanoke Rapids............................................      76,000    C4       10 MHz
  Rocky Mount...............................................     218,000    C4       10 MHz
  Wilmington................................................     325,000    C4       10 MHz
                                                              ----------
                                                               7,743,000
Seattle
  Bellingham(1).............................................     167,000    C4       10 MHz
  Olympia(1)................................................     330,000    C4       10 MHz
  Seattle-Tacoma(1).........................................   3,214,000    C3       10 MHz
                                                              ----------
                                                               3,711,000
Los Angeles-San Diego
  San Diego(1)..............................................   2,905,000    C4       10 MHz
Washington-Baltimore
  Baltimore(1)..............................................   2,559,000    C3       10 MHz
Dallas-Fort Worth
  Austin(1).................................................   1,289,000    C4       10 MHz
  Temple(1).................................................     334,000    C3       10 MHz
                                                              ----------
                                                               1,623,000
Indianapolis
  Indianapolis(1)...........................................   1,515,000    C3       10 MHz
Detroit
  Saginaw...................................................     632,000    C4       10 MHz
                                                              ----------
CIVS V TOTAL................................................  20,688,000
                                                              ==========

---------------

(1) Licenses for these BTAs are also owned by VoiceStream.

     Iowa Wireless Services, LP

     Iowa Wireless Services, LP ("Iowa Wireless") is a Delaware limited partnership ultimately controlled by Iowa Network Services, Inc., an Iowa corporation. We hold a 38% limited partnership interest in Iowa Wireless. Iowa Wireless began operations in certain markets in 1998.

     Iowa Wireless owns FCC licenses to provide wireless communications services in the following 13 BTA license areas. See "-- Governmental Regulation; Licensing of PCS Systems."

                   IOWA WIRELESS LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION    BLOCK     MHZ
                   ----------------------                     ----------    -----    ------
Des Moines-Quad Cities
  Burlington(1).............................................    137,000     A, D     30 MHz
  Cedar Rapids(1)...........................................    287,000     A        20 MHz
  Clinton-Sterling(1).......................................    145,000     A, D     30 MHz
  Davenport-Moline(1).......................................    431,000     A        20 MHz
  Des Moines(1).............................................    795,000     A        20 MHz
  Dubuque(1)................................................    178,000     A        20 MHz
  Fort Dodge(1).............................................    125,000     A        20 MHz
  Iowa City(1)..............................................    127,000     A        20 MHz
  Marshalltown(1)...........................................     57,000     A, D     30 MHz
  Mason City(1).............................................    114,000     A, D     30 MHz
  Ottumwa(1)................................................    123,000     A        20 MHz
  Sioux City(1).............................................    335,000     A        20 MHz
  Waterloo-Cedar Falls(1)...................................    255,000     A        20 MHz
                                                              ---------
IOWA WIRELESS TOTAL.........................................  3,109,000
                                                              =========

---------------

(1) VoiceStream contributed 20 MHz of the A Block spectrum in all portions of the Des Moines MTA, except for the counties of Clarke, Dallas, Jasper, Polk, Stony, Madison and Warren in the Des Moines BTA to Iowa Wireless, in return for a minority interest in Iowa Wireless. As a result, VoiceStream owns 30 MHz of the A Block license for these counties within the Des Moines BTA, but only 10 MHz of the A Block license for the remainder of the Des Moines MTA. The remaining 20 MHz is owned by Iowa Wireless.

     D&E/Omnipoint Wireless Joint Venture, L.P.

     D&E/Omnipoint Wireless Joint Venture, L.P. ("D&E/Omnipoint") is a Delaware limited partnership formed in September 1997. We hold a 50% interest in this entity. We have committed to contribute additional licenses to D&E/Omnipoint for the following western Pennsylvania BTA markets, namely the C Block licenses for the Harrisburg, Reading and York BTAs and the C-1 Block license for the Lancaster BTA. D&E/Omnipoint launched service in the following markets in September 1997.

                   D&E/OMNIPOINT LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION    BLOCK     MHZ
                   ----------------------                     ----------    -----    ------
Philadelphia
  Harrisburg................................................    691,000     C6, D    40 MHz
  Lancaster.................................................    466,000     C6, E    40 MHz
  Reading...................................................    362,000     C1       15 MHz
  York......................................................    472,000     C6, E    40 MHz
                                                              ---------
D&E/OMNIPOINT TOTAL.........................................  1,991,000
                                                              =========

     NPI-Omnipoint Wireless, LLC

     NPI-Omnipoint Wireless, LLC ("NPI Omnipoint") is a Michigan limited liability company formed in October 1998. We received a 20% interest in this joint venture entity in exchange for certain licenses and the agreement to contribute certain other licenses for several central Michigan BTAs including the C6 Block licenses for Alpena and Sault Ste. Marie, the C2 Block licenses for Muskegon and Grand Rapids (partitioned), and the F Block license for Grand Rapids (partitioned). NPI Omnipoint launched service in the following markets in the spring of 1999.

                   NPI OMNIPOINT LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION     BLOCK       MHZ
                   ----------------------                     ----------    --------    ------
Detroit
  Alpena....................................................     67,000     C6          30 MHz
  Grand Rapids..............................................  1,070,000     C2, E, F    35 MHz
  Mount Pleasant............................................    131,000     E           10 MHz
  Muskegon..................................................    224,000     C2, E       25 MHz
  Petoskey..................................................    104,000     C6, D       25 MHz
  Saginaw-Bay City..........................................    632,000     E           10 MHz
  Sault Ste. Marie..........................................     56,000     C6          30 MHz
  Traverse..................................................    244,000     C6          15 MHz
                                                              ---------
NPI OMNIPOINT TOTAL.........................................  2,528,000
                                                              =========

     Wireless Alliance, LLC

     Wireless Alliance, LLC ("Wireless Alliance") is a Minnesota limited liability company formed in November 1996. We hold a 30% interest in Wireless Alliance, which launched service in 1998.

                 WIRELESS ALLIANCE LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION    BLOCK     MHZ
                 --------------------------                   ----------    -----    ------
Minneapolis
  Duluth(1).................................................    407,000     B        20 MHz
  Fargo.....................................................    313,000     B        20 MHz
  Grand Forks...............................................    197,000     B        20 MHz
  Sioux Falls...............................................    236,000     B        20 MHz
                                                              ---------
WIRELESS ALLIANCE TOTAL.....................................  1,153,000
                                                              =========

---------------

(1) Wireless Alliance received 20 MHz of the 30 MHz of this BTA within the Minneapolis MTA license in exchange for the issuance to us of a 30% ownership interest in Wireless Alliance.

     Eliska Wireless Ventures I, Inc.

     Eliska Wireless Ventures I, Inc. ("Eliska") is a Designated Entity in which Powertel has a minority interest similar to our ventures with CIRI. Should we merge with Powertel, we would hold an interest in Eliska. Eliska launched service on February 1, 2001.

                      ELISKA LICENSES
                    MTA/BTA LICENSE AREA                      POPULATION    BLOCK     MHZ
                    --------------------                      ----------    -----    ------
New Orleans
  Biloxi....................................................    395,000     C6       30 MHz
  Ft. Walton Beach..........................................    217,000     C6       30 MHz
  Hattiesburg...............................................    188,000     C6       30 MHz
  Laurel....................................................     81,000     C6       30 MHz
  Mobile....................................................    663,000     C6       30 MHz
  Pensacola.................................................    415,000     C6       30 MHz
                                                              ---------
                                                              1,959,000
Memphis
  Columbus-Starkville(1)....................................    171,000     C1       15 MHz
  Meridian(1)...............................................    206,000     C1       15 MHz
                                                              ---------
                                                                377,000
ELISKA TOTAL................................................  2,336,000
                                                              =========

---------------

(1)  Licenses for these BTAs are also owned by VoiceStream.

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

     Since its introduction in 1983, wireless service has grown dramatically. As of June 30, 2000, according to the Cellular Telecommunications & Internet Association, referred to as CTIA, there were 97 million wireless subscribers in the United States, representing a penetration rate of 35%.

     In the wireless communications industry, there are two principal frequency bands licensed by the Federal Communications Commission ("FCC") for transmitting two way voice and data signals, 824 to 896 MHz and 1850 to 1990 MHz. The 824 to 896 MHz frequency band was designated for cellular service which began commercial operation in 1983 utilizing analog-based technology. Certain wireless operators are now providing digital-based wireless data services utilizing the cellular frequency band. The 1850 - 1990 MHz band was designated for PCS which utilizes digital technology. PCS spectrum was auctioned by the FCC in six frequency blocks (A - F) beginning with the A and B Blocks in late 1994 and 1995. In late 1995 and in 1996 the C Block was auctioned and the FCC concluded simultaneous auctions of the D, E and F Blocks in 1997. In 1999, and again in late 2000 and early 2001, the FCC re-auctioned portions of the C, D, E and F Blocks, as applicable, that were returned, retaken or not purchased in previous auctions.

     Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This technology enables enhanced capacity, along with improvements in digital signaling thereby allowing digital-based wireless carriers to offer new and enhanced services which comprise PCS. These services include greater call privacy and robust data transmission features, such as "mobile office" applications that include facsimile, electronic mail, wireless connections to computer/data networks and Internet capabilities. Packet-switched data, the technology underlying GPRS, is a further extension of digital technology that provides for substantially higher data transmission rates and continuous connectivity to data networks. See
"-- Operation of Wireless Communications Systems."

     PCS competes directly with existing cellular telephone and data services, paging and specialized mobile radio services. PCS offers features that are not generally provided by analog cellular providers, such as data transmissions to and from portable computers, advanced paging services and facsimile services. In addition, PCS is increasingly competing with with wired local communications services as PCS costs decline and the quality and range of services increases. See "-- Governmental Regulation" for a discussion of the FCC auction process and allocation of wireless licenses.

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

     PCS systems operate under one of three principal digital signal transmission technologies, or standards, that have been deployed by various operators and vendors: GSM; Time Division Multiple Access, referred to as TDMA; or Code Division Multiple Access, referred to as CDMA.

     GSM is the most widely used wireless technology in the world, serving over 452 million customers. It offers an open system architecture, supported by a variety of vendors, that allows operators to achieve cost economies in infrastructure and mobile terminal equipment. GSM provides the benefit of a single phone number and transparent services on a global roaming basis. GSM has high capacity and high voice quality and utilizes an industry-leading encryption and authentication technology that provides customers with a high level of subscription and conversation privacy. GSM has supported wireless data from its inception, and is currently evolving to support high-speed wireless packet-boxed data transmission to provide subscribers with enhanced internet and mobile data services. GSM technology has not historically been widely deployed by North American wireless operators. It is based on a different network protocol than other North American standards, making system interoperability and roaming with other North American cellular or PCS systems more difficult.

     CDMA has been widely deployed in North America and parts of Asia. It has easier interoperability with North America analog cellular systems than GSM. It uses a closed architecture, dependent upon intellectual property rights owned by a few manufacturers which increase the costs in infrastructure and handsets. It has limited global deployment, thus limiting the customer's ability to use CDMA service outside of the U.S.

     GSM and TDMA are both based upon time-division of spectrum and are currently incompatible with each other and with CDMA. Accordingly, a subscriber to a system that utilizes GSM technology is currently unable to use a GSM handset when traveling in an area not served by GSM-based PCS operators, unless the subscriber carries a dual-mode handset that permits the subscriber to use the analog cellular system in that area. Under a Memorandum of Understanding between GSM operators in the United States and Canada and the association of TDMA operators in the United States and Canada, there are plans to promote the interoperability of GSM and TDMA standards.

     Competition

     Competition for subscribers among wireless licensees is based principally upon the services and features offered, the technical quality of the wireless systems, customer service, system coverage, capacity and price. Under current FCC rules, there are at least six PCS licenses in each geographic area, which may be held by a minimum of three separate licensees, in addition to two cellular licensees. Also, specialized mobile radio ("SMR") dispatch system operators have constructed digital mobile communications systems on existing SMR frequencies, referred to as ESMR, in many cities throughout the United States, including some of the markets in which we operate.

     We operate in highly competitive markets. Our principal competitors are the national PCS providers in our markets, many of which have been operational for a number of years. These competitors often provide greater coverage within individual markets due to earlier entry into those markets and larger subscriber bases. Most of these competitors provide services in a greater number of markets that enable them to offer no or low cost roaming and toll calls. Many of our competitors have significantly greater financial and technical resources than those available to us and provide comparable services in competition with our PCS services. These competitors include Verizon Wireless Inc., AT&T Wireless Services, Inc. ("AT&T Wireless"), Cingular Wireless LLC, Nextel Communications, Inc., Sprint Corp. (PCS Group) ("Sprint PCS") and Qwest Wireless LLC ("Qwest Wireless"). We also compete with paging, dispatch and cellular companies, resellers and landline telephone service providers.

     Potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone only service may be adequate for potential subscribers who do not need to speak to the caller. Wireless service also competes more directly with traditional landline telephone service providers.

     GSM systems have not been deployed in all areas of the United States. As a result, our customers may not be able to use PCS service conveniently while roaming in areas outside our markets. Further, our principal PCS competitors use standards other than GSM. For example, Qwest Wireless and Sprint PCS use the CDMA standard. AT&T Wireless currently uses the TDMA standard; however it has recently announced that it will convert its systems to GSM. Systems using the CDMA and TDMA standards cover more areas of the United States than do GSM systems. Therefore, our competitors deploying such systems currently have a competitive advantage in this regard.

     The FCC generally requires all cellular and PCS licensees to provide service to resellers. A reseller provides wireless service to customers but does not hold FCC licenses or own facilities. The reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with our systems. With respect to PCS licensees, the resale obligations terminate on November 24, 2002.

     We face increased competition from entities providing similar services using other communications technologies. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

     Licenses have been auctioned in different services and on different frequencies that may provide additional competition to VoiceStream's PCS services. In April 1997, the FCC auctioned 30 MHz of spectrum in 2305 to 2350 MHz spectrum band for Wireless Communications Services ("WCS"), which can provide fixed or mobile telecommunications service. VoiceStream holds nine WCS licenses acquired in this auction, which are in addition to the PCS licenses listed in the tables above. In late 1997, the FCC also auctioned 10 MHz of spectrum for SMR service, another potential competitor with PCS and cellular service. Moreover, in 1998, the FCC auctioned more than 1000 MHz of spectrum for local multipoint distribution service. VoiceStream acquired 16 licenses as a result of such auction. During 1998, the FCC auctioned 25 MHz of spectrum for the General Wireless Communications Service, plus additional spectrum in the 220 MHz band. In 2000, the FCC auctioned spectrum in the 38.6 - 40.0 GHz band for point-to-point and point-to-multipoint communications (the use of this spectrum for mobile communications is contingent upon the development by the FCC of inter-licensee and inter-service interference criteria). The FCC conducted two auctions in 2000 awarding more than 3,800 licenses for spectrum in the 800 MHz band for SMR service. In 2000 and early 2001, the FCC auctioned 104 licenses in the 700 MHz guard band, in which licensees may lease spectrum to third parties on a for-profit basis for fixed or mobile communications. We cannot foresee how technological progress or economic incentives will affect competition from these new services. In all instances, the FCC reserves the right to amend or repeal its service regulations and auction schedule.

     Further competition may come from spectrum in the 746 - 764 and 776 - 794 MHz bands, which became available as a result of the FCC's decision to reclaim for other use the spectrum previously allocated for television broadcast UHF channels 60 - 69. The upcoming auction of these licenses (designated as Auction #31 by the FCC) is scheduled to begin September 12, 2001.

GOVERNMENTAL REGULATION

     The FCC regulates the licensing, construction, operation, acquisition and sale of PCS systems in the United States pursuant to the Communications Act of 1934 (the "Communications Act") and the Telecommunications Act of 1996 (the "Telecommunications Act") (collectively the "Acts"), each as amended from time to time, and the rules, regulations and policies promulgated by the FCC thereunder.

     Licensing of PCS Systems

     In order to increase competition in wireless communications, promote improved quality and service and make available the widest possible range of wireless services, federal legislation was enacted directing the FCC to allocate radio frequency spectrum for PCS by competitive bidding. A PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS service. The FCC has divided the United States and its possessions and territories into PCS markets made up of 493 BTAs and 51 MTAs. Each MTA consists of at least two BTAs. At least six licenses are issued in each PCS service area. The FCC initially has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed PCS service. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The initial spectrum allocation included two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs. Of these licenses, any qualified applicant was eligible to acquire a license in Blocks A, B, D or E, while Block C and F licenses were reserved for applicants, known as "Designated Entities," with gross revenues of less than $125 million in each of the last two years and total assets of less than $500 million as of the time of the application for the license. Subsequently, the Commission split the 30 MHz C Block licenses in some BTAs into two separate 15 MHz licenses, each still reserved for Designated Entities. More recently, the Commission reconfigured each 30 MHz C Block license auctioned in the recently concluded Auction No. 35 (and any C Block licenses to be auctioned in the future) into three separate 10 MHz C Block licenses. The Commission also removed the eligibility restriction, and therefore opened to all qualified applicants (whether Designated Entity or not), the following licenses auctioned in Auction No. 35 or subsequent auctions: all F Block licenses; two of the three 10 MHz C Block licenses in "Tier 1" markets (i.e., BTAs with populations equal to or greater than 2.5 million); and one of the three 10 MHz licenses in "Tier 2" markets (i.e., BTAs with populations of less than 2.5 million). Accordingly, these licenses are referred to as "open." All other C and F Block licenses remained "closed" (i.e., set aside for Designated Entities). Licensees may further divide, or "disaggregate," licenses in any spectrum block spectrally into two or more separate licenses serving the same geographic territory, each on a portion of the initial bandwidth, thereby creating additional licenses. Licensees may also divide, or "partition," licenses along geographic lines, into two or more separate licenses serving a portion of the initial geographic territory, on the entire initial bandwidth, thereby also creating additional licenses. Partitioning can be combined with disaggregation. There is no limit on the number of disaggregations and/or partitions that may be made to a particular license. A PCS license has been or will be awarded for each MTA or BTA in every block, for a total of more than 2,000 licenses, which number will increase based on the further division of licenses by the Commission and licensees themselves as described above.

     Under the FCC's current rules specifying spectrum ownership limits affecting broadband PCS licensees, no person or entity may hold an attributable interest in licenses for more than 45 MHz of PCS, cellular and SMR services regulated as Commercial Mobile Radio Services ("CMRS") where there is significant overlap in any geographic area (significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the Cellular Geographic Service Area ("CGSA") and/or SMR service area, as defined by the FCC); however, the aggregation limit for licensees serving rural areas (defined as Cellular RSAs) is 55 MHz. For purposes of this spectrum limit, any controlling ownership interest shall be "attributable," as will any equity interest of 20% or more (however, 40% or more applies (1) if the ownership interest is held by a small business, (2) if the interest is held by an entity with a non-controlling interest in a PCS licensee that is a small business or
(3) if the interest is held by a passive institutional investor). Furthermore, the officers and directors of any licensee shall be considered to have an attributable interest in each entity with which they are associated. This means that Western Wireless's ownership of cellular licenses will be attributed to us because of some common officers and directors. Both CIVS IV and CIVS V's PCS licenses, as well as the licenses of other joint ventures in which VoiceStream holds the requisite minority interests, will be attributed to us because of our equity interest. Currently, VoiceStream and its affiliates, for purposes of the spectrum cap rules, do not own any cellular, PCS or SMR spectrum that requires divestiture to come into compliance with the spectrum cap. The FCC has recently issued a Notice of Proposed Rulemaking seeking comment on whether the CMRS spectrum cap and related cellular cross-interest rule should be eliminated, modified or retained. In the event that the spectrum cap restrictions are not eliminated, then VoiceStream and/or its affiliates may be obligated to divest sufficient portions of some markets to come into compliance with the rules based on future market acquisitions.

     All PCS licenses are granted for a ten-year term, at the end of which they must be renewed. The FCC has adopted specific standards to apply to PCS renewals, under which the FCC will award a renewal expectancy to a PCS licensee that (1) has provided substantial service during its past license term and (2) has substantially complied with applicable FCC rules and policies and the Acts. All 30 MHz PCS licensees, including VoiceStream, must construct facilities with a signal level sufficient to provide adequate service to at least one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within ten years. All 10 MHz and 15 MHz PCS licensees, including VoiceStream, must construct facilities with a signal level sufficient to provide adequate service to at least one-quarter of the population in their licensed service area within five years of their initial license grants, or make a showing of substantial service in their licensed service area within five years of their initial license grants. Parties to a license disaggregation or partition must apportion between themselves responsibilities for meeting any outstanding construction benchmarks pertaining to the affected license. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

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

     We have purchased our PCS licenses from private parties and the federal government. We used a combination of debt and equity financing to acquire such licenses. Some joint ventures in which we hold an interest have utilized financing from the federal government to the extent available.

     Transfers and Assignments of PCS Licenses

     The Acts and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS system. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within three years of receiving a new license through a competitive bidding procedure to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without FCC approval. Any acquisition or sale by us of PCS interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as state or local regulatory authorities having competent jurisdiction.

     FCC rules restrict the voluntary assignments or transfers of control of closed C and F Block licenses. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the entrepreneur eligibility criteria for holding a closed C and F Block license at the time the application for assignment or transfer of control is filed, or if the proposed assignee or transferee holds other licenses for C and F Blocks and, at the time of receipt of such licenses, met the applicable eligibility criteria. The entrepreneur eligibility restrictions do not apply to the assignment or transfer of control of licenses won in open bidding. Furthermore, upon satisfaction of the first construction benchmark for a C or F Block license won in closed bidding, the licensee may assign or transfer control of the license to a non-designated entity. Any transfers or assignments during the entire ten year initial license term are subject to an unjust enrichment penalty of acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments during the first five years of the initial license term are subject to an unjust enrichment penalty of forfeiture of all or a portion of bidding credits, with the certain limited exceptions. In the case of the C and F Blocks, the FCC has authority to conduct random audits to ensure that licensees are in compliance with the FCC's eligibility rules. Violations of the Acts or the FCC's rules could result in license revocations, forfeitures or fines.

     For a period of up to 10 years after the grant of a PCS license, subject to extension, a PCS licensee will share spectrum with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we will need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. Initially, this transition plan allowed most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. The FCC has shortened the voluntary negotiation period by one year without lengthening the mandatory negotiation period for PCS licensees in the C, D, E and F Blocks. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum band will be responsible for their costs to relocate to alternate spectrum.

     Foreign Ownership

     Under the Communications Act, no more than 25% of a FCC licensee's capital stock may be indirectly owned or voted by non-United States citizens or their representatives, by a foreign government, or by a foreign corporation, absent a FCC finding that a higher level of foreign ownership is not inconsistent with the public interest. In November 1997, the FCC adopted new rules, effective in February 1998, to implement the World Trade Basic Telecom Organization Agreement. Formerly, potential licensees had to demonstrate that their markets offered effective competitive opportunities in order to obtain authorization to exceed the 25% indirect foreign ownership threshold. Under the new rules, this showing is only required for entities from countries that are not World Trade Organization members. Applicants from World Trade Organization Agreement signatories are presumed to offer competitive opportunities. However, the FCC reserves the right to attach additional conditions to a grant of authority, and, in the exceptional case in which an application poses a very high risk to competition, to deny an application. The limitation on direct foreign ownership in an FCC licensee remains fixed at 20%, with no opportunity to increase the percentage, and is unaffected by the FCC's new rules.

     The FCC granted VoiceStream in 2000, as a result of the VoiceStream/Omnipoint and VoiceStream/ Aerial mergers, authorization to have up to 55.6% total indirect foreign ownership. Indirect foreign ownership of FCC licenses that VoiceStream controls is currently less than 55.6%. In contemplation of VoiceStream's acquisition by Deutsche Telekom, VoiceStream and Deutsche Telekom have requested that the FCC increase the level of permitted indirect foreign ownership in VoiceStream to 100%.

     Recent Industry Developments

     The FCC has established timetables for making emergency 911 services available by cellular, PCS and other mobile service providers, including "enhanced 911" services that provide the caller's telephone number, location, and other useful information. Cellular and PCS providers must be able to process and transmit 911 calls, including those from callers with speech or hearing disabilities, without regard to validation procedures intended to identify and intercept calls from non-subscribers. Although all wireless carriers must be capable of transmitting 911 calls from individuals with speech or hearing disabilities, carriers utilizing digital systems have been unable technically to transmit calls from text type ("TTY") devices. In light of recent technological advances related to TTY/digital compatibility, digital wireless service providers must be capable of transmitting 911 TTY calls by June 30, 2002. Under Phase I of the FCC's E911 rules, if a Public Service Answering Point ("PSAP") requests and is capable of processing the caller's telephone number and location information, cellular, PCS, and other mobile service providers must relay a caller's automatic number identification and location. The FCC's rules require that analog cellular phones include a separate capability for processing 911 calls that permit these calls to be handled, where necessary, by either cellular carrier in the area. This rule applies only to new analog cellular handsets and not to existing handsets or to PCS or SMR services. Under Phase II of the FCC's E911 rules, CMRS carriers are allowed to choose a handset-based or network-based approach for identifying the location of an E911 caller. Two approaches are permitted. If a handset-based approach is selected, the PSAP must be able to identify the location of a 911 caller within 50 meters in 67% of all cases and within 150 meters for 95% of all calls. The carrier must begin selling and activating handsets with automatic location identification ("ALI") capability by October 1, 2001. By December 31, 2001, 25% of the CMRS carrier's new handset activations must be ALI-compatible. If the carrier selects a network-based approach, the PSAP must be able to identify the location of a 911 caller within 100 meters in 67% of all cases and within 300 meters for 95% of all calls. The carrier must provide ALI service to 50% of callers within six months of a request by a public safety answering point. State actions incompatible with the FCC rules are subject to preemption. In September 2000, the FCC granted VoiceStream a limited waiver of the accuracy standards described above. VoiceStream, by this waiver, is permitted to deploy a "hybrid" location solution, subject to the following conditions:

     - By October 1, 2001, VoiceStream must ensure that 50 percent of all new handsets activated are ALI-capable, and that ALI-capable handsets comply with an accuracy requirement of 100 meters for 67 percent of calls, 300 meters for 95 percent of calls.

     - By March 31, 2002, VoiceStream must ensure that 100 percent of all new handsets activated are ALI-capable.

     - VoiceStream must ensure that all new ALI-capable handsets activated on or after October 1, 2003 comply with an accuracy requirement of 50 meters for 67 percent of calls, 150 meters for 95 percent of calls.

     - By December 31, 2001, VoiceStream must implement a Network Safety Solution ("NSS") for calls from handsets that are not ALI-capable that provides location accuracy of 1000 meters for 67 percent of calls.

     - VoiceStream must report the result of all trials and tests, as well as actual operational deployment, of its ALI technology semi-annually beginning October 1, 2000, and continuing through October 1, 2003.

     Under these conditions, we will have to comply with the network-based accuracy standard initially, and then with the more stringent handset standard within two years. In return, VoiceStream will deploy ALI-capable handsets faster than the timetables set forth by the FCC. Also by the end of 2001, we will be able to provide baseline location information for all callers on its network, regardless of whether they have an upgraded handset, that is substantially more accurate than Phase I information.

     FCC rules provide that a local exchange carrier ("LEC") must provide CMRS carriers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or economically reasonable. Moreover, the carriers must comply with principles of mutual compensation. LECs and CMRS providers must pay "reasonable compensation" to the other carrier for any terminating traffic that originates on their facilities. In 1996, the FCC released a lengthy and complex order implementing the interconnection provisions of the Telecommunications Act. The FCC's decision was subject to petitions for reconsideration and judicial review, as described below, and its precise impact continues to be difficult to predict with certainty. However, the FCC's order concludes that CMRS providers are entitled to reciprocal compensation arrangements with LECs, in which CMRS providers are entitled to collect the same charges for terminating wireline-to-wireless traffic on their systems that the LECs charge for terminating wireless-to-wireline calls, and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. Under the rules adopted by the FCC, states must set arbitrated rates for interconnection and access to unbundled elements based upon the LECs' long-run incremental costs, plus a reasonable share of forward-looking joint and common costs. In lieu of such cost-based rates, the FCC has established proxy rates to be used by states to set interim interconnection rates pending the establishment of cost-based rates. The FCC has also permitted states to impose "bill and keep" arrangements, under which CMRS providers would make no payments for LEC termination calls where LECs and CMRS providers have symmetrical termination costs and roughly balanced traffic flows. However, the FCC has found no evidence that these conditions presently exist. The relationship of these charges to the payment of access charges and universal service contributions has not yet been resolved by the FCC. LECs and state regulators filed appeals of the interconnection order, which were consolidated in the United States Court of Appeals for the Eighth Circuit. The Court vacated many of the rules adopted by the FCC, including those rules governing the pricing of interconnection services, but specifically affirmed the FCC rules governing interconnection with CMRS providers. In January 1998, the United States Supreme Court agreed to review that Eighth Circuit decision. In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit's judgment, holding that:

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

     The FCC adopted a new standard for determining which network elements the incumbents must unbundle. Applying the revised standard, the FCC reaffirmed that incumbents must provide unbundled access to six of the original seven network elements that it required unbundled in its original order in 1996 (operator and directory assistance services are no longer required). Upon remand, the Eighth Circuit held that the Telecommunications Act foreclosed the cost methodology adopted by the FCC, which was based on the efficient replacement cost of existing technology. In January 2001, the United States Supreme Court granted certiorari to consider the Eighth Circuit's decision. Resolution of this issue is still pending.

     In its implementation of the Telecommunications Act, the FCC established new federal universal service rules, under which wireless service providers for the first time are eligible to receive universal service subsidies, but also are required to contribute to both federal and state universal service funds. For the first quarter of 2001, the FCC's universal service proposed contribution factor amounts to 6.7 % of interstate and international telecommunications revenues for high cost, low income, schools, libraries and rural health care support mechanisms. Many states also are developing state universal service fund programs. A number of these states require contributions, which vary greatly from state to state, from CMRS carriers.

     The FCC has adopted rules on telephone number portability in an effort to achieve more efficient number utilization, which will enable subscribers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider. The FCC established November 24, 2002 as the deadline for CMRS carriers to implement service provider number portability.

     The Communications Assistance for Law Enforcement Act ("CALEA") requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials' use of wiretaps and like devices to intercept or isolate subscriber communications. In an order released August 31, 1999, the FCC ordered all PCS, cellular and wireline carriers to implement interim standards by June 30, 2000, with full compliance by September 30, 2001. The order also stated that CALEA applies broadly to any carrier (excluding private networks and information service providers) providing indiscriminate telecommunications service to the public. Representatives of the PCS and cellular industries challenged the portion of the surveillance rules that require carriers to make the location of antenna towers used in wireless telephone calls, signaling information from custom calling features (such as call forwarding and call waiting), telephone numbers dialed after calls are connected, and data pertaining to digital "packet-mode" communications available to law enforcement agencies. In August 2000, the United States Court of Appeals for the District of Columbia vacated and remanded the provision regarding the customer features and dialed digits because the FCC failed to explain cogently why the regulation should be allowed. The court upheld the FCC's decision regarding the location of antennas as reasonable. On February 22, 2001, the FCC extended the deadline by which VoiceStream and its affiliates must comply with the CALEA requirements until March 31, 2001. On March 15, 2001, the FCC further extended this deadline until September 30, 2001.

     The FCC has initiated a rulemaking proceeding to consider whether "automatic" roaming rules should be adopted for CMRS carriers, and whether the FCC should sunset the current "manual" roaming requirement. Manual roaming, the most rudimentary form of roaming, requires that the subscriber take some additional action to establish a contractual relationship with a host carrier to carry a call that is placed outside the subscriber's home area. Many wireless carriers have already entered into voluntary automatic roaming agreements with other carriers so that a call made outside a subscriber's home area is not dropped. The FCC has not yet issued a decision in this proceeding.

     Media reports have suggested that some radio frequency emissions from wireless handsets may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers, and at least one class action lawsuit has been filed in the United States against wireless service providers and handset manufacturers relating to these issues. Concerns over radio frequency emissions may discourage the use of wireless handsets, which would adversely affect VoiceStream's business. Some governments may propose legislation mandating health warnings pending the outcome of research concerning the health and safety risks of wireless handsets.

     Negative findings of studies concerning health and safety risks of wireless handsets could have an adverse effect on the wireless industry, VoiceStream's business, or the use of GSM wireless technology and could lead to governmental regulations that may have an adverse effect on VoiceStream's business. In addition, several states in the United States have proposed or enacted legislation that would limit or prohibit the use and/or possession of a mobile telephone while driving an automobile. If such legislation is adopted and strictly enforced, it may have an adverse effect on VoiceStream's business.

     The rapid growth and penetration of wireless services has prompted the interest of state legislatures and state public utility commissions, generally in the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of "informational" tariffs, certification of operation, and others areas. While the Acts generally preempt state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to petition the FCC to allow it to regulate the rates of CMRS providers. No state has petitioned the FCC, but such action by the states in the future cannot be precluded. Several states also have proposed or imposed consumer protection regulations on wireless carriers. At the local level, wireless facilities typically are subject to zoning and land use regulation, and may be subject to fees for use of public rights of way. Although local and state governments cannot categorically prohibit the construction of wireless facilities in any community, or take actions which have the effect of prohibiting construction, securing state and local government approvals for new tower sites may become a more difficult and lengthy process. The FCC does not presently specify the rates CMRS carriers may charge for their services, nor does it require the filing of tariffs for U.S. wireless operations. However, the FCC has the authority to regulate the rates, terms and conditions under which the Company provides service because CMRS carriers are statutorily considered to be common carriers and thus are required to charge just and reasonable rates and are not allowed to engage in unreasonable discrimination.

     In August 2000, the FCC addressed the extent to which the Acts limit plaintiffs in class action lawsuits against CMRS carriers to recover damages and obtain other remedies based upon alleged violations of state consumer protection statutes and common law. The FCC determined that the Acts did not preempt state rate regulation as a matter of law, but that whether a specific damage award is prohibited would depend upon the facts of a particular case. This ruling may affect the number of class action suits brought against CMRS providers and the amount of damages awarded by courts.

     Finally, FCC Auction No. 35, in which VoiceStream and a subsidiary of CIVS V participated, includes many licenses that are the subject of pending litigation by the original licensee, NextWave Communications, Inc. ("Next Wave"). The United States Supreme Court denied NextWave's petition for writ of certiorari to the United States Court of Appeals for the Second Circuit, which held that a bankruptcy court could not stop the FCC from canceling and re-auctioning ninety of NextWave's licenses. However, NextWave has appealed to the United States Court of Appeals for the District of Columbia Circuit the FCC's cancellation of NextWave's licenses and reclamation of the spectrum. Oral arguments were held on March 15, 2001. There is no assurance that NextWave will not prevail in its lawsuit, and that the FCC will not be obligated to return the licenses to NextWave, including the licenses awarded during the auction to VoiceStream or the subsidiary of CIVS V.

EMPLOYEES AND LABOR RELATIONS

     We consider our labor relations to be good and none of our employees are covered by a collective bargaining agreement.

     As of February 17, 2001, we employed a total of approximately 12,565 people in the following areas:

                                                              NUMBER OF
                          CATEGORY                            EMPLOYEES
                          --------                            ---------
Sales and marketing.........................................      341
Engineering.................................................    1,761
General and administration..................................    4,698
Customer service............................................    5,765

ITEM 2. PROPERTIES

     We operate 332 retail stores, all of which are leased.

     We operate 9,303 microwave cell and switching equipment sites. The majority of our sites are leased for an initial five-year period, with options for renewal for up to five additional five-year periods.

     Our corporate headquarters consist of leased office space in three buildings in Bellevue, Washington occupying 408,000 combined square feet. The leases expire between May 2005 and October 2012.

     We maintain nine customer service centers occupying 425,000 combined square feet in leased premises located in the following cities:

Albuquerque, NM                   Bethlehem, PA
Bellingham, WA                    Fort Lauderdale, FL
Salem, OR                         Kansas City, MO
Wichita, KS                       Tampa, FL
Colorado Springs, CO

     We lease and own five locations for inventory storage and distribution, and 52 sales and administrative offices.

ITEM 3. LEGAL PROCEEDINGS

     Except as referenced in the next sentence there are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on their financial position, results of operations or cash flows. For discussion of certain legal proceedings relating to FCC license grants, see "Item 1. Business -- Government Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Our annual meeting of shareholders was held on October 25, 2000.

     (b) The following directors were elected at the meeting:

John W. Stanton                        Richard L. Fields
Mitchell R. Cohen                      Canning Fok
Daniel J. Evans                        James N. Perry, Jr.
Jonathan M. Nelson                     James J. Ross
Terence M. O'Toole                     Frank J. Sixt
Robert R. Stapleton                    Kaj-Erik Relander
Douglas G. Smith                       Hans Snook
Donald Guthrie                         Susan M.F. Woo Chow

     (c) The following matters were voted on at the meeting:

     To elect directors

                                               PERCENT                    PERCENT
                                   FOR         OF VOTED     WITHHELD      OF VOTED
                               -----------    ----------    ---------    ----------
John W. Stanton                208,103,517      99.73         563,183        .27
Daniel J. Evans                208,133,531      99.74         533,169        .26
Terence M. O'Toole             207,446,311      99.42       1,222,389        .58
Douglas G. Smith               208,043,471      99.70         623,229        .30
Richard L. Fields              208,102,100      99.73         564,600        .27
James N. Perry, Jr.            208,108,861      99.73         557,839        .27
Susan M.F. Woo Chow            208,111,288      99.73         555,412        .27
Kaj-Erik Relander              208,112,720      99.73         553,980        .27
Mitchell R. Cohen              208,135,125      99.75         531,575        .25
Jonathan M. Nelson             207,952,141      99.66         714,559        .34
Robert R. Stapleton            208,099,821      99.73         566,879        .27
Donald Guthrie                 208,111,785      99.73         554,915        .27
Canning K. N. Fok              207,681,871      99.53         984,829        .47
James J. Ross                  208,100,511      99.73         566,189        .27
Frank J. Sixt                  208,111,132      99.73         555,568        .27
Hans Snook                     207,623,997      99.50       1,042,703        .50

     To ratify the selection of the auditors

                                                            PERCENTAGE
                                               VOTE          OF VOTED
                                            -----------    -------------
For                                         208,401,374        99.87
Against                                         240,331          .12
Abstain                                          24,995          .01

     To increase the number of shares authorized under the Executive Restricted Stock Plan from 200,000 to 500,000.

                                                            PERCENTAGE
                                               VOTE          OF VOTED
                                            -----------    -------------
For                                         196,421,237        94.13
Against                                      11,822,413         5.67
Abstain                                         423,050          .20

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares have been traded on the Nasdaq Stock Market under the symbol VSTR since May 3, 1999. The following table sets forth, for the calendar quarters indicated, the high and low sales prices for our common shares as reported on the Nasdaq Stock Market.

                                                              HIGH    LOW
                                                              ----    ----
1999
Second quarter (Beginning May 3, 1999)......................  $ 34 1/4 $ 16 3/8
Third quarter...............................................  $ 72    $ 28 1/8
Fourth quarter..............................................  $142 5/16 $ 57 3/4
2000
First quarter...............................................  $159 5/16 $ 97 1/2
Second quarter..............................................  $143 3/8 $ 77 5/8
Third quarter...............................................  $161    $100 15/16
Fourth quarter..............................................  $131 1/2 $100 5/8
2001
First quarter through March 16, 2001........................  $134 7/8 $ 83

     We have never paid cash dividends on our common shares. We have declared a stock dividend of .75 common shares per 100 common shares outstanding payable on April 6, 2001 to holders of record on March 23, 2001. Aside from this dividend, we do not anticipate declaring or paying dividends in the foreseeable future. Provisions of our credit facility and the indentures for our senior notes and senior discount notes (as described in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources") contain restrictions on our ability to declare and pay dividends on our common shares.

     As of January 24, 2001, there were approximately 57,000 beneficial holders of our common shares.

     In connection with the completion of the Omnipoint merger on February 25, 2000, Hutchison made an investment of $957 million in VoiceStream for common and convertible preferred securities at a purchase price of $29 per common share. A portion of this investment was made upon the signing of the merger agreement on June 23, 1999 when Hutchison invested $102.5 million in Omnipoint preferred stock. An additional $47.5 million was invested in Omnipoint preferred stock in October 1999. Upon closing of the merger, the Omnipoint preferred stock was exchanged for VoiceStream common shares at a purchase price of $29 per common share and Hutchison invested $196.4 million in exchange for VoiceStream common shares and $610.6 million in exchange for VoiceStream 2.5% convertible preferred shares. The convertible preferred stock was converted into VoiceStream common shares during 2000 at a conversion price of $29 per share. See "Certain Relationships and Related Transactions." Sonera Corporation ("Sonera") made an investment of $500 million in VoiceStream at the time the Omnipoint merger was completed. Sonera purchased 8,771,930 common shares at a price of $57 per share.

     On September 6, 2000, we issued and sold 3,906,250 shares of a new class of voting preferred stock to Deutsche Telekom for $5 billion. The voting preferred stock is not convertible unless our merger agreement with Deutsche Telekom is terminated. If it is terminated, the voting preferred stock becomes convertible into common shares at a price of $160 per share.

     On December 14, 2000, we exchanged 7,759,804 VoiceStream common shares with CIRI for the interests of its affiliates in Cook Inlet PCS, CIVS, CIVS II and CIVS III and 153,063 VoiceStream common shares with SSPCS Corporation ("SSPCS") for the interests of SSPCS in Cook Inlet PCS. As a result of the exchanges, we obtained control of 144 C and F block PCS licenses covering over 100 million people, including licenses in Dallas, Chicago, Philadelphia, Seattle, Phoenix, Washington D.C., Miami, Los Angeles, Cincinnati, Detroit, St. Louis, Tulsa, Spokane, and others.

     The sales to Sonera, Hutchison and Deutsche Telekom and the issuances to CIRI and SSPCS described above were made pursuant to the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended.

     In connection with the Omnipoint merger, Hutchison and certain of its affiliates agreed that, for a period of five years after the completion of the Omnipoint merger, the beneficial ownership of our common stock by Hutchison and their affiliates will not exceed:

     -  33% during the first two years after February 25, 2000;

     -  36% during the third year after February 25, 2000; and

     -  40% during the fourth and fifth years after February 25, 2000.

     Among other things, this agreement also:

     - prohibits Hutchison and its affiliates from, in certain circumstances, participating in a proxy contest, tender offer, exchange offer or other transaction relating to a change of control of VoiceStream;

     - provides Hutchison a preemptive right with respect to our future private equity issuances; and

     -  entitles Hutchison to registration rights.

     In connection with the Aerial merger agreement, Telephone and Data Systems, Inc. ("TDS") entered into an investment agreement with us. With certain exceptions, this agreement provides that, until September 17, 2004, the beneficial ownership of our common shares held by TDS and its affiliates may not exceed 24.9% of our outstanding common shares. Among other things, this agreement also prohibits TDS and its affiliates from, in certain circumstances, participating in a proxy contest, tender offer, exchange offer or other transaction relating to a change of control of VoiceStream.

     Each of TDS, Hutchison Whampoa Ltd., which is the parent of Hutchison, Sonera, John W. Stanton, The Goldman Sachs Group, Inc. (the "GS Group"), Richard Fields and Allen & Company Incorporated, Douglas G. Smith and Avance Capital and Madison Dearborn Capital Partners, LP agreed, at the time the Deutsche Telekom merger agreement was executed, not to sell any of our common shares until the meeting of our stockholders to vote on the merger. That meeting occurred on March 13, 2001, at which time our stockholders approved the merger. From and after that time and until the merger is completed, each of the above-named stockholders is permitted to sell 17.5% of the common shares owned by that stockholder. After the merger is completed, the stockholders may not sell any of the Deutsche Telekom stock they receive for three months, after which time they may sell up to 40% the Deutsche Telekom common stock they received (or would have received but for sales of our common shares) in exchange for our common shares held on the date the merger agreement was signed. Beginning six months after the merger is completed, all restrictions on the sale by the above-named stockholders of Deutsche Telekom common stock received in the merger expire. TDS is exempt from the above-described restrictions to the extent that it is required to sell VoiceStream common shares in order to avoid being subject to the Investment Company act of 1940. Other than Richard Fields and Allen & Company, the above-named stockholders agreed not to exercise their rights to cause VoiceStream to file a registration statement covering their resales of VoiceStream common shares until the completion of the Deutsche Telekom/VoiceStream merger or the termination of that merger agreement. VoiceStream filed a registration statement to permit resales of its common shares by Richard Fields and Allen & Company, which registration became effective on February 9, 2001.

     VoiceStream, John W. Stanton, the GS Group, Hutchison, Allen & Company Incorporated, Madison Dearborn Capital Partners L.P., James N. Perry, Jr., Richard L. Fields, Douglas G. Smith, James J. Ross, Sonera and TDS, and other entities and persons related to or affiliated with them, entered into an agreement, dated as of February 25, 2000, as amended on May 4, 2000 (the "Voting Agreement"), in which they agreed to vote their common shares for the election of a Board of Directors consisting of 17 members, subject to adjustment, designated as set forth below.

     (i) John W. Stanton, as long as he is the chief executive officer of VoiceStream;

     (ii) one member designated by Mr. Stanton, so long as he or entities affiliated with him beneficially own at least 4,500,000 common shares (currently Jonathan M. Nelson);

     (iii) four members designated by Hutchison and its affiliated entities, which number of designees shall be subject to increases or decreases depending upon increases or reductions in their percentage ownership of outstanding common shares, so that the percentage of Board members that they are able to designate will always equal the percentage of VoiceStream's common shares they own (if necessary, the Board will be expanded to accommodate this right), provided however that if they own less than 9,800,000 common shares they shall be entitled to designate only one member and if they own less than 4,500,000 common shares they shall be entitled to designate no members (currently Canning K. N. Fok, Susan M. F. Woo Chow, Hans Snook and Frank J. Sixt);

     (iv) one member designated by GS Group and affiliated entities, so long as they beneficially own at least 4,5000,000 common shares (currently, Terence M. O'Toole);

     (v) four members who were on the Omnipoint Board of Directors prior to February 25, 2000 and who are selected by Omnipoint to serve from February 25, 2000 until and including the expiration of the term of office of the directors elected at the second annual meeting of shareholders of VoiceStream taking place after February 25, 2000 (currently, Douglas G. Smith, Richard L. Fields, James N. Perry, Jr. and James J. Ross);

     (vi) one member designated by Sonera and its affiliated entities, so long as they beneficially own at least 4,500,000 common shares, except that if they own more than 9,800,000 common shares and TDS and its affiliated entities own less than 4,500,000 common shares, they will be entitled to designate two members to the Board of Directors of VoiceStream (currently, Kaj-Erik Relander);

     (vii) one member designated by TDS and its affiliated entities so long as they own at least 4,500,000 common shares, except that if they own more than 9,800,000 common shares and Sonera and its affiliated entities own less than 4,500,000 common shares, they will be entitled to designate two members to the Board of Director of VoiceStream (nominee not designated); and

     (viii) the remaining members of the Board of Directors to be selected by a majority of the persons selected as described above (currently, Mitchell R. Cohen, Daniel J. Evans, Robert R. Stapleton and Donald Guthrie).

     The Voting Agreement will remain in effect unless and until Deutsche Telekom converts its VoiceStream preferred stock into common shares, in which case the Voting Agreement will be amended and restated to provide for a Board of Directors consisting of 19 persons (subject to adjustment) designated as set forth in (i) through (vii) with the following additional designees:

     (i) Two members designated by Deutsche Telekom and its affiliated entities so long as they beneficially own at least 9,800,000 common shares; provided, however, that if they beneficially own at least 4,500,000 common shares but less than 9,800,000 common shares, the number of members that they will be entitled to designate will be one;

     (ii)  The then President of VoiceStream;

     (iii) The then Vice-Chairman of VoiceStream; and

     (iv) The remaining members of the Board of Directors as selected by a majority of the directors designated by Mr. Stanton (including himself), the GS Group and affiliated entities and the President and Vice-Chairman of VoiceStream.

     In addition, Hutchison would be assured of two designees so long as it holds at least 9,800,000 common shares regardless of the percentage of outstanding shares that number represents.

     In connection with entering into the Powertel/VoiceStream merger agreement, the parties to the Voting Agreement agreed that if the VoiceStream/Powertel merger occurs, the Voting Agreement will be amended as necessary to entitle the Powertel Board of Directors to designate one member to the VoiceStream Board of Directors at the first two annual meetings after the VoiceStream/Powertel merger.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data for VoiceStream as of and for each of the five years in the period ended December 31, 2000. Financial data as of and for each of the five years in the period ended December 31, 2000, were derived from our audited consolidated financial statements and notes thereto. All the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto.

                                                                             YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                           2000          1999          1998          1997          1996
                                                       ------------   -----------   -----------   -----------   -----------
                                                                              (dollars in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Subscriber revenues................................  $  1,172,748   $   364,307   $   121,870   $    52,360   $     7,794
  Prepaid revenues...................................       237,079         2,495         2,096            --            --
  Roamer revenues....................................       110,245         9,295         3,506           227            --
  Equipment sales....................................       283,168        78,025        40,490        25,143         9,745
  Affiliate and other revenues.......................       119,457        21,407           640            --            --
                                                       ------------   -----------   -----------   -----------   -----------
    Total revenues...................................     1,922,697       475,529       168,602        77,730        17,539
                                                       ------------   -----------   -----------   -----------   -----------
Operating expenses:
  Cost of service....................................       514,117       114,007        51,618        43,183        12,470
  Cost of equipment sales............................       513,955       136,584        77,071        53,469        20,789
  General and administrative.........................       689,994       134,812        75,343        51,678        20,209
  Sales and marketing................................       796,272       211,399        85,447        59,466        31,505
  Depreciation and amortization......................       810,827       140,812        83,767        66,875        14,395
  Stock based compensation...........................        51,029        60,690            --            --            --
                                                       ------------   -----------   -----------   -----------   -----------
    Total operating expenses.........................     3,376,194       798,304       373,246       274,671        99,368
                                                       ------------   -----------   -----------   -----------   -----------
Operating loss.......................................    (1,453,497)     (322,775)     (204,644)     (196,941)      (81,829)
Other income (expense):
  Interest and financing expense, net................      (477,613)     (103,461)      (34,118)      (57,558)       (3,607)
  Equity in net losses of unconsolidated
    affiliates.......................................      (233,565)      (37,514)      (19,414)       (9,327)         (954)
  Interest income and other, net.....................        99,939         9,011         3,910            11            40
  Accretion of preferred stock of consolidated
    subsidiary.......................................       (17,118)           --            --            --            --
                                                       ------------   -----------   -----------   -----------   -----------
    Net loss.........................................  $ (2,081,854)  $  (454,739)  $  (254,266)  $  (263,815)  $   (86,350)
                                                       ============   ===========   ===========   ===========   ===========
CONSOLIDATED BALANCE SHEET DATA:
Current assets.......................................  $  3,363,925   $   410,576   $    59,398   $    49,945   $    59,515
Property and equipment, net..........................     3,467,550       931,792       619,280       420,638       318,473
Licensing costs and other intangible assets, net.....    12,902,922       450,261       312,040       315,653       227,997
Other assets.........................................       543,346       429,284        60,938        36,055         8,142
                                                       ------------   -----------   -----------   -----------   -----------
    Total assets.....................................  $ 20,277,743   $ 2,221,913   $ 1,051,656   $   822,291   $   614,127
                                                       ============   ===========   ===========   ===========   ===========
Current liabilities..................................  $    855,100   $   203,085   $   125,026   $   126,184   $   155,769
Long-term debt.......................................     5,719,886     2,011,451       540,000       300,000       143,000
Other................................................     5,329,076            --            --            --       173,705
Shareholders' equity.................................     8,373,681         7,377       386,630       396,107       141,653
                                                       ------------   -----------   -----------   -----------   -----------
    Total liabilities and shareholders' equity.......  $ 20,277,743   $ 2,221,913   $ 1,051,656   $   822,291   $   614,127
                                                       ============   ===========   ===========   ===========   ===========
OTHER DATA:
Licensed population..................................   239,172,000    64,825,000    62,593,000    62,808,000    19,488,000
Covered population(1)................................   107,601,000    23,411,000    16,121,000    12,529,000     6,133,000
Subscribers/Users:
  Subscribers........................................     2,908,000       845,700       322,400       128,600        35,500
  Prepaid users......................................       971,000            --            --            --            --
Adjusted EBITDA(2)...................................  $   (591,641)  $  (121,273)  $  (120,877)  $  (130,066)  $   (67,434)
CASH FLOWS PROVIDED BY (USED IN):
Operating activities.................................  $ (1,214,426)  $  (255,258)  $  (117,637)  $  (198,129)  $   (81,272)
Investing activities.................................  $ (4,073,661)  $  (934,226)  $  (248,927)  $  (370,202)  $  (342,587)
Financing activities.................................  $  6,207,550   $ 1,416,860   $   374,284   $   563,254   $   429,250

---------------

(1)  Represents population that is covered by our consolidated systems.

(2) Adjusted EBITDA represents operating loss before depreciation and amortization and non-cash stock-based compensation. Management believes Adjusted EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations and to fund our continuing growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with generally accepted accounting principles, referred to as GAAP, as an alternate to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with VoiceStream's consolidated financial statements and notes thereto and other financial information included herein. Due to the stage of development of our PCS operations and the significance of mergers and other transactions, our operating results for prior periods may not be indicative of future performance.

     OVERVIEW

     We provide PCS service in urban markets in the United States through the ownership and operation of PCS licenses and through our minority interests in joint ventures that own and operate similar licenses. We also hold a minority investment in Microcell Communications, a Canadian GSM service provider. We have grown through acquisitions, auctions of licenses sponsored by the FCC and internal growth. In addition, we have raised substantial amounts of capital in a series of transactions. The following chronology highlights the key events:

     - We were formed in 1994 as Western PCS Corporation and were a wholly owned subsidiary of Western Wireless. On February 17, 1998, we sold a 19.9% ownership interest to Hutchison. As the result of a spin-off transaction effected May 3, 1999, we formally separated from Western Wireless' other operations.

     - On February 25, 2000, we merged with Omnipoint, a PCS service provider in urban markets, including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL, and Indianapolis, IN. Our reported results of operations for the twelve months ended December 31, 2000, include Omnipoint's results for the period February 26, 2000 through December 31, 2000.

     - On May 4, 2000, we merged with Aerial, a PCS service provider in urban markets including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL. Our results of operations for the twelve months ended December 31, 2000, include Aerial's results for the period May 5, 2000 through December 31, 2000.

     - On July 24, 2000, we announced a definitive merger agreement with Deutsche Telekom. Pursuant to the Deutsche Telekom merger agreement, which has been approved by the Boards of both companies and the shareholders of VoiceStream, each VoiceStream shareholder may elect to receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, subject to certain adjustments. VoiceStream shareholders are able to elect either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom merger agreement. In connection with the merger, Deutsche Telekom will assume all of our outstanding long-term debt, which at December 31, 2000 totaled $5.7 billion. The merger is subject to regulatory approvals. The merger is expected to be completed in the first half of 2001.

     - On August 28, 2000, we announced a definitive merger agreement with Powertel, a PCS service provider based in West Point, Georgia servicing the southeastern United States. The merger with Powertel is contingent upon the termination of VoiceStream's proposed merger with Deutsche Telekom. Should the VoiceStream merger with Deutsche Telekom be consummated, then we expect that Powertel will also merge with Deutsche Telekom. Pursuant to the VoiceStream/Powertel merger agreement, holders of Powertel common and preferred stock will receive VoiceStream common shares at a conversion ratio, subject to adjustment, ranging from .65, if the average closing price of VoiceStream common shares is $130.77 or above, to .75 if the average closing price of VoiceStream common shares is $113.33 or below. Between these two prices the conversion ratio will be the quotient determined by dividing $85 by the average closing price of VoiceStream common shares. The merger is subject to regulatory approvals.

     - On September 5, 2000, in connection with the merger agreement, Deutsche Telekom made an initial investment of $5.0 billion in VoiceStream preferred shares. The preferred shares are convertible into VoiceStream common shares at a price of $160 per common share.

     - In December 2000 and February 2001, our partners in Cook Inlet PCS, CIVS, CIVS II and CIVS III elected to exercise their respective exchange rights, whereby they exchanged their interests in these entities for VoiceStream common shares. We also made a cash payment of approximately $51 million in exchange for an interest in Cook Inlet PCS held by an affiliate of CIRI. The exchanges were made possible by legislation passed in August 2000.

     Operating markets

     We did not commence operations in any of our markets until February 1996. After that date, we launched service in the following markets in the years indicated:

    1996        1997         1998                1999
    ----        ----         ----                ----
Albuquerque    Boise    Phoenix/Tucson  San Antonio/Austin
Des Moines     Denver                   Seattle/Tacoma
Honolulu       El Paso                  Washington DC/Baltimore
Oklahoma City
Portland
Salt Lake
  City

     The following operational markets, which were initially launched in the years indicated, were acquired in the Omnipoint merger in February 2000:

    1997        1998
    ----        ----
Albany         Boston
Hartford       Detroit
New Haven      Indianapolis
New York       Miami/Ft. Lauderdale

     The following operational markets, which were initially launched in 1997, were acquired in the Aerial merger in May 2000:

    Columbus
    Houston
    Kansas City
    Minneapolis
    Pittsburgh
    Tampa/St. Petersburg

     The following operational markets, which were initially launched in the years indicated, were acquired from the Cook Inlet Designated Entities in December 2000:

          1997                   1999           2000
          ----                   ----           ----
Atlantic City             Spokane              Dallas
Philadelphia/Dover
Tulsa

     Due to the varying dates at which each of the markets became operational or were acquired, the revenues and expenses recognized during any period may not be comparable to another period and may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses were start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $6.9 million,

$2.8 million, and $7.7 million of start-up costs were incurred for the years ended December 31, 2000, 1999, and 1998, respectively.

     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The following table sets forth certain financial data as it relates to our operations:

                                                     YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------
                                     2000        CHANGE        1999        CHANGE        1998
                                  -----------    -------    -----------    -------    -----------
                                                      (dollars in thousands)
Revenues:
  Subscriber revenues...........  $ 1,172,748      221.9%   $   364,307      198.9%   $   121,870
  Prepaid revenues..............      237,079    9,402.2%         2,495       19.0%         2,096
  Roamer revenues...............      110,245    1,086.1%         9,295      165.1%         3,506
  Equipment sales...............      283,168      262.9%        78,025       92.7%        40,490
  Affiliate and other
     revenues...................      119,457      458.0%        21,407    3,244.8%           640
                                  -----------               -----------               -----------
     Total revenues.............    1,922,697      304.3%       475,529      182.0%       168,602
                                  -----------               -----------               -----------
Operating expenses:
  Cost of service...............      514,117      351.0%       114,007      120.9%        51,618
  Cost of equipment sales.......      513,955      276.3%       136,584       77.2%        77,071
  General and administrative....      689,994      411.8%       134,812       78.9%        75,343
  Sales and marketing...........      796,272      276.7%       211,399      147.4%        85,447
  Depreciation and
     amortization...............      810,827      475.8%       140,812       68.1%        83,767
  Stock-based compensation......       51,029      (15.9)%       60,690    N.M....             --
                                  -----------               -----------               -----------
     Total operating expenses...    3,376,194      322.9%       798,304      113.9%       373,246
                                  -----------               -----------               -----------
Operating Loss..................   (1,453,497)     350.3%      (322,775)      57.7%      (204,644)
Other income (expense)..........     (628,357)     376.2%      (131,964)     165.9%       (49,622)
                                  -----------               -----------               -----------
Net loss........................  $(2,081,854)     357.8%   $  (454,739)      78.8%   $  (254,266)
                                  ===========               ===========               ===========
Other Data:
Licensed population.............  239,172,000      269.0%    64,825,000        3.6%    62,593,000
Covered population..............  107,601,000      359.6%    23,411,000       45.2%    16,121,000
Subscribers/Users:
Subscribers.....................    2,908,000      243.9%       845,700      162.3%       322,400
Prepaid Users...................      971,000      100.0%            --                        --

Adjusted EBITDA.................  $  (591,641)     387.9%   $  (121,273)       0.3%   $  (120,877)
                                  ===========               ===========               ===========
Cash flows provided by (used
  in):
  Operating activities..........  $(1,214,426)     375.8%   $  (255,258)     117.0%   $  (117,637)
                                  ===========               ===========               ===========
  Investing activities..........  $(4,073,661)     336.0%   $  (934,226)     275.3%   $  (248,927)
                                  ===========               ===========               ===========
  Financing activities..........  $ 6,207,550      338.1%   $ 1,416,860      278.6%   $   374,284
                                  ===========               ===========               ===========

     REVENUES

     The increase in service revenues (subscriber, prepaid and roamer revenues) is due in part to the growth in the number of VoiceStream subscribers as we continue to build-out our wireless network and launch our services and marketing campaign into new markets and in part due to our acquired growth through the Aerial and Omnipoint mergers. Included in the results for 2000 is $752.4 million in service revenues generated by the acquired markets.

     We had 3,879,000 customers at December 31, 2000, representing an increase of 3,033,300 or 358.7% from December 31, 1999. At December 31, 1999 we had 845,700 customers representing an increase of 523,300, or 162.3% from 1998. We added 1,552,000 net customers in 2000 and acquired 1,481,000 customers. The acquired customers in 2000 came from our mergers with Aerial and Omnipoint and the acquisition of controlling interests in Cook Inlet PCS, CIVS, CIVS II and CIVS III. The net customer additions are due in part to the launch of our "Get More" marketing strategy, including our advertising campaign, featuring Jamie Lee Curtis, in all of the former Aerial and Omnipoint markets. In addition, we continued to experience significant growth in the markets owned by VoiceStream at the start of the year. We believe our "Get More" marketing strategy that was initiated in the second quarter of 1998 has contributed to the rapid customer growth throughout all of our markets. We intend to continue the "Get More" marketing strategy and expect a continued positive effect on customer growth.

     Total service revenue per average customer ("ARPU") was $45.72 for 2000 compared to $55.39 for 1999 and $45.81 for 1998. The decline in ARPU during 2000 is largely due to an increase in the prepaid component of our customer base due to the customers acquired in the Aerial and Omnipoint mergers. At December 31, 2000, we had 971,000 prepaid customers, representing 25% of our total customer base. We did not have a material prepaid customer base in 1999 or 1998. During the third and fourth quarters of 2000, we also experienced an ARPU decline in the post-pay subscriber bases acquired in the Omnipoint and Aerial mergers. We believe that the ARPU decline is similar to that experienced with the original launch of the "Get More" campaign in 1998. In 1999, ARPU recovered due to an increase in the average minutes of use per subscriber and existing subscribers migrating to, and new subscribers adding on to, our higher priced rate plans. We expect a similar recovery in post-pay ARPU in 2001 as subscribers adjust usage patterns to the "Get More" rate plans.

     Prepaid revenues were $237.1 million for 2000, $2.5 million for 1999 and $2.1 million for 1998. The substantial increase in prepaid revenues is largely attributable to the Omnipoint and Aerial mergers, which had more mature prepaid programs than VoiceStream. In 2001, we expect that prepaid customers will decrease as a percentage of our total customer base as our primary focus for growth is post pay subscribers.

     Roamer revenues increased to $110.2 million in 2000 from $9.3 million in 1999 and $3.5 million in 1998. Roaming revenue increases are primarily due to the additions of the Omnipoint and Aerial markets which together contributed $77.0 million of the increase in 2000. The remaining increase is a result of our continuing effort to procure domestic and international roaming agreements with other carriers.

     Equipment revenues increased year over year in both 2000 and 1999 as a result of increases in the number of handsets sold. This volume increase is correlated to our continuing subscriber growth as described above. The addition of the Omnipoint and Aerial markets contributed $153.0 million to equipment sales during 2000. We anticipate continued equipment sales growth in 2001 in conjunction with our increasing customer base and as next generation products are introduced.

     Other revenues consist primarily of revenue earned as part of the reciprocal technical services agreements and reciprocal resale agreements with Cook Inlet PCS, CIVS, CIVS II and CIVS III or their affiliates. These agreements allowed VoiceStream and these Designated Entities to utilize air time on each other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements were structured such that each acted as a reseller for the other with related fees charged and paid between the parties. With the addition of the Omnipoint and Aerial markets, the number of these agreements and the level of activity increased in 2000. In 2001, we will consolidate the results of Cook Inlet PCS, CIVS, CIVS II and CIVS III and these revenues will be eliminated in our consolidated results.

     OPERATING EXPENSES

     Cost of service expenses represent expenses incurred in operational markets. Cost of service as a percentage of service revenue increased to 31.4% in 2000, from 28.7% in 1999 and 40.3% in 1998. The Omnipoint and Aerial mergers contributed $227.4 million to the increase in cost of service during 2000. The cost of service expenses also include $138.1 million, $26.3 million and $0 in 2000, 1999 and 1998, respectively, for fees related to the technical services agreements and reciprocal resale agreements with Cook Inlet PCS,

CIVS, CIVS II and CIVS III or their affiliates. In 2001, we will consolidate the results of Cook Inlet PCS, CIVS, CIVS II and CIVS III, and these expenses will be eliminated from our consolidated results. Excluding Designated Entity revenues and fees described above these percentages were 24.6%, 23.4% and 40.3% respectively. The remaining increase in cost of service is primarily attributable to the increased costs of maintaining the expanding wireless network and supporting a growing customer base. The trend is mainly due to the higher costs of serving customers in the markets acquired in the Omnipoint and Aerial mergers. The decline from 1998 to 1999 was a result of the efficiencies gained from the growing subscriber base. While cost of service expenses are expected to increase due to continuing growth in customers and their usage, we expect the cost of service as a percentage of service revenue to decline as greater economies of scale are realized.

     Cost of equipment sales increased each year primarily due to the increase in the number of handsets sold, offset by decreases in the average cost of each handset sold. The increase in the number of handsets sold is attributed to general subscriber growth. Omnipoint and Aerial markets contributed approximately $287.5 million to the increase in 2000. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

     General and administrative cost per average customer was $22.38 for 2000, compared to $19.23 for 1999 and $27.84 for 1998. The Omnipoint and Aerial mergers contributed $321.3 million to the increase in general and administrative expenses during 2000. The remaining increase in general and administrative expenses each year is primarily attributable to the increased costs associated with supporting a larger customer base. The increase in 2000 was also a result of efforts to fully integrate the Omnipoint and Aerial business into VoiceStream's operations, including the implementation of a common billing system, common customer care practices and centralized headquarters functions. In addition, 2000 expenses included costs related to the pending Deutsche Telekom/VoiceStream merger totaling approximately $10 million. The decrease in cost per customer from 1998 to 1999 was largely due to efficiencies gained from administering a larger subscriber base. While general and administrative expenses are expected to continue to grow due to continuing growth in subscribers, we expect the cost per customer to decline as greater economies of scale are realized.

     Sales and marketing costs increased as a result of the continued subscriber growth in VoiceStream's markets and the introduction of the VoiceStream brand name and the "Get More" marketing strategy to the Aerial and Omnipoint markets. We incurred sales and marketing costs of $463.7 million in the Aerial and Omnipoint markets in 2000 which included the costs of re-branding activities and launching the "Get More" marketing strategy in all of the Omnipoint and Aerial markets. The sales and marketing cost per customer added, including the loss on equipment sales, of $370, has been on a downward trend since 1998. Sales and marketing cost per net subscriber added, including the loss on equipment sales, was $660 for 2000 compared to $520 for 1999 and $630 for 1998. The increase in 2000 is largely due to higher customer turnover or churn rates for the prepaid businesses acquired in the Omnipoint and Aerial mergers.

     Depreciation and amortization expense increased due to the tangible and intangible assets acquired in the Omnipoint and Aerial mergers and the continued expansion of our wireless network. These mergers contributed $165.1 million to depreciation and $376.0 million to amortization during 2000. We do not amortize FCC licenses until the related market is operational.

     Stock-based compensation expense was $51.0 million for the year ended December 31, 2000. The expense in 2000 included $35.4 million for restricted stock granted to certain executives of VoiceStream at the time of the Deutsche Telekom merger agreement. These restricted stock grants were contingent on attaining certain corporate performance hurdles and were fully granted and expensed in 2000. In 1999, a non-cash charge for stock based compensation of $60.7 million was recorded as a result of the restructuring of stock options in connection with the spin-off from Western Wireless. The spin-off related deferred compensation is being amortized over the remaining vesting periods of the related stock options. As of December 31, 2000, approximately $8.0 remains unamortized.

     ADJUSTED EBITDA

     Adjusted EBITDA represents operating loss before depreciation, amortization and non-cash stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

     Adjusted EBITDA loss increased to $591.6 million in 2000 from $121.3 million in 1999 and $120.9 million in 1998. The year on year increase in 2000 was driven by three factors: the incremental costs of customer growth together with the related expenditures necessary to support this growth, the ongoing operating costs associated with the former Omnipoint and Aerial markets and the costs associated with expanding our wireless network. Costs of customer growth includes increased sales and marketing, equipment losses and general and administration expenses.

     OTHER INCOME (EXPENSE); NET OPERATING LOSS CARRYFORWARDS

     Interest and financing expense, net of capitalized interest, increased to $477.6 million from $103.5 million in 1999 and $34.1 million in 1998 due to the increase in our long-term debt. We assumed $3.1 billion of debt in the Omnipoint and Aerial mergers and have incurred additional debt to fund capital expenditures, license purchases and operating losses. We expect interest expense to increase in 2001 due to the increased debt levels built up through 2000. The weighted average effective interest rate, before capitalized interest, was 10.4% in 2000, 10.3% in 1999 and 8.8% in 1998.

     Also included in other income (expense) is equity in net losses of unconsolidated affiliates of $233.6 million in 2000, $37.5 million in 1999 and $19.4 million in 1998. In 2000, we recorded our equity share in the losses of Microcell and the Cook Inlet Designated Entities including $45.2 million from the write-off of unamortized FCC debt discounts when the debt was paid down in connection with our acquiring a controlling interest in CIVS and CIVS II in December 2000.

     We had approximately $5.5 billion of net operating loss carryforwards at December 31, 2000, which will expire between 2010 and 2020. We believe that available objective evidence creates significant uncertainty regarding the realization of the net deferred tax assets. Such factors include recurring operating losses resulting primarily from the development of our PCS business. Accordingly we have provided for a valuation allowance against our net deferred tax assets of VoiceStream. Certain net operating losses historically generated by Omnipoint and Aerial may be lost upon change in control as a result of the mergers.

     NET LOSS

     Our net loss was $2.1 billion in 2000 compared to $455 million in 1999 and $254 million in 1998. The year on year increase in 2000 was driven primarily by the Omnipoint and Aerial mergers and the incremental costs of continued high customer growth together with the related expenditures necessary to support this growth. The operating costs associated with the former Omnipoint and Aerial markets, the costs of integrating those operations with our operations and the incremental costs of high customer growth following the mergers were greater than the revenues generated from those operations. The Omnipoint and Aerial acquisitions also drove dramatic increases in depreciation and amortization expense for acquired property, goodwill and licenses, and interest expense on debt assumed in the mergers. Interest expense is also impacted by the increased borrowings necessary to fund capital expenditures and operating losses. Equity in net losses of unconsolidated affiliates also increased as these entities incurred large losses for growth-related reasons similar to our own. From 1998 to 1999, the increase in net loss was primarily attributable to the increase in interest and finance expense as well as the increase in our portion of the loss in our unconsolidated affiliates.

     LIQUIDITY AND CAPITAL RESOURCES

     Mergers, Acquisitions, Investments and Capital Expenditures

     On February 25, 2000, we completed our merger with Omnipoint. Pursuant to the merger agreement, 0.825 of a VoiceStream common share plus $8.00 in cash were exchanged for each outstanding Omnipoint common share. Total consideration for the acquisition including liabilities assumed was $6.25 billion. In conjunction with the merger agreement signed on June 23, 1999, we invested a total of $150 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred shares upon signing of the merger agreement, and the remaining $47.5 million was invested in Omnipoint preferred shares on October 1, 1999.

     On February 28, 2000, we purchased approximately 9.6 million Class A shares of Microcell for $274.6 million. Our holding represents approximately 15% of the issued and outstanding equity securities of Microcell.

     On May 4, 2000, we completed our merger with Aerial. Pursuant to the merger agreement, 0.455 of a VoiceStream common share was exchanged for each outstanding Aerial Series A common share. Total consideration paid for the acquisition including liabilities assumed was $6.3 billion.

     On December 14, 2000, we issued approximately 7.9 million VoiceStream common shares and $50 million in cash to CIRI and SSPCS Corporation in exchange for their interests in Cook Inlet PCS, CIVS, CIVS II and CIVS III. On February 14, 2001, we issued a total of approximately 4.4 million VoiceStream common shares to Providence Media Partners, L.P., Providence Equity Partners III, L.P. and Providence Equity Operating Partners III, L.P. in exchange for their interests in Cook Inlet PCS and CIVS, giving us 100% ownership of these entities. Total consideration to acquire the 50.1% interests in these four entities was $2.3 billion including liabilities assumed.

     On January 22, 2001, we purchased the assets of STPCS Joint Venture, LLC ("STPCS"). Through its operating company, SOL Communications Inc., STPCS held licenses and assets in South Texas. Pursuant to the terms of the agreement, we purchased STPCS's licenses and related assets for $292 million in cash. In addition, STPCS's F block licenses and related assets were purchased by CIVS IV for $9 million.

     On February 12, 2001, CIVS IV purchased FCC PCS licenses formerly held by Pocket Communications for $195 million.

     In February 2001, on completion of the latest FCC PCS spectrum re-auction, we were the high bidder on 19 additional PCS licenses for $482.6 million, and CIVS V, a Designated Entity in which we indirectly hold a 49.9% interest, was high bidder on 22 additional PCS licenses for $506.4 million.

     We spent $1.4 billion on capital expenditures in 2000, primarily for the continuing build out of our wireless network. We expect similar levels of expenditures in 2001, directly and through CIVS IV and CIVS V, for further license purchases, capacity expansion of operating markets and the development and expansion of new markets. Actual capital expenditures could vary considerably from our estimates depending on opportunities that arise over the course of the year and what capital resources we have available to fund expenditures. At December 31, 2000, we had cash and short term investments on hand totaling $2.3 billion. We intend to use these funds and additional amounts available for borrowing under our credit facility to meet our anticipated cash requirements.

     Financing Activities

     In connection with the completion of the Omnipoint merger on February 25, 2000, Hutchison made an investment of $957 million in VoiceStream for common and convertible preferred securities at a purchase price of $29 per common share. A portion of this investment was made upon the signing of the merger agreement on June 23, 1999 when Hutchison invested $102.5 million in Omnipoint preferred stock. An additional $47.5 million was invested in Omnipoint preferred stock in October 1999. Upon closing of the merger, the Omnipoint preferred stock was exchanged for VoiceStream common shares at a purchase price of $29 per common share and Hutchison invested $196.4 million in exchange for VoiceStream common shares and $610.6 million in exchange for VoiceStream 2.5% convertible preferred stock. The convertible preferred stock was converted into VoiceStream common shares during 2000 at a conversion price of $29 per share.

     Sonera made an investment of $500 million in VoiceStream at the time the Omnipoint merger was completed. Sonera purchased 8,721,930 common shares at a price of $57 per share.

     During the third quarter of 2000, we received $5.0 billion in proceeds from the sale of convertible preferred stock to Deutsche Telekom, $810 million of which was used to pay down the revolving credit portion of the $3.25 billion credit facility described below. The remainder of the proceeds from this investment are being used to fund expenditures to expand our wireless network, acquisitions of additional spectrum and operating losses.

     On February 25, 2000, immediately following the completion of the Omnipoint merger, we entered into a credit facility with a consortium of lenders. Pursuant to the credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the credit facility is a $1.35 billion reducing revolving credit. The term loan portion of the facility is comprised of a $900 million tranche and a $1 billion tranche. Immediately following the completion of the Omnipoint merger, we used the proceeds of draws on the credit facility to repay certain long-term debt of Omnipoint. Additionally, portions of the cash equity investments received from Hutchison and Sonera were used to pay off the remaining balance of the previous credit facility.

     The credit facility permits up to $1.5 billion of additional indebtedness, through a vendor facility of $1 billion and an incremental facility of up to $500 million. Total borrowing permitted under the credit facility including the additional indebtedness is $4.75 billion. The repayment of the $4.75 billion is secured by, among other things, the grant of a security interest in certain assets of VoiceStream and certain of its subsidiaries and in the capital stock of certain of VoiceStream's subsidiaries.

     Borrowings under the revolving credit portion and the $900 million Tranche A term loan portion of the credit facility bear interest, at our option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate or
(b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the credit facility. The availability of the revolving credit portion of the credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages: 10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight with a final maturity on February 25, 2008. At December 31, 2000 $1.35 billion was available through the revolving credit portion of the credit facility. The $900 million tranche is required to be amortized at the same rate that the availability under the revolving credit portion of the credit facility reduces with a final maturity on the eighth anniversary of the closing date.

     The $1 billion Tranche B term loan portion of the credit facility bears interest, at our option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin is a fixed 1.75% in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The $1 billion tranche is required to be amortized in the following amounts during the period commencing three years after the closing date: 1% in each of years four through nine and final maturity of the remaining balance on February 25, 2009.

     On April 28, 2000 we received a commitment for the vendor facility that provides for up to $1.0 billion in senior credit facilities and requires us to make certain equipment, software and services purchases. The facility became part of the credit facility and is subject to the same covenants and is entitled to the same collateral on a pari passu basis. In 2000, $750 million was drawn under this facility and an additional $250 million may be drawn under this facility through June 30, 2001. The vendor facility bears interest at the same rate as

Tranche B of the term loan described above and is required to be amortized in the following percentage during the period commencing four years after the closing date: 1% in each of years five through nine with a final maturity of the remaining balance on June 30, 2009. The applicable margin on the additional $250 million of the vendor facility may be subject to adjustment at any time before disbursement of the funds.

     The credit facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. As of December 31, 2000, we were in compliance with these affirmative and negative covenants.

     Our 10 3/8% Senior Notes accrue interest at the rate of 10 3/8% per annum payable semiannually and mature on November 15, 2009. Our 11 7/8% Senior Discount Notes were issued at a discount which is being accreted to the full principal value of $720 million over five years to November 15, 2004. Interest is accrued at a rate of 11 7/8% per annum, and will be payable semiannually commencing on May 15, 2005. The 11 7/8% Senior Discount Notes mature on November 15, 2009. Our 11 1/2% Senior Notes accrue interest at 11 1/2% payable semiannually and mature on September 15, 2009.

     During 2000, VoiceStream issued additional debt in exchange for certain debt outstanding of Omnipoint (dollars in millions):

OMNIPOINT DEBT RETIRED                               VOICESTREAM DEBT ISSUED
--------------------------------------------   ------------------------------------
BALANCE  RATE        DESCRIPTION        DUE    BALANCE   RATE   DESCRIPTION    DUE
--------------------------------------------   ------------------------------------
$142.8    14%   Senior Notes            2003   $149.7    10 3/8% Senior Notes  2009
$102.3   11 1/2% Senior Notes           2009   $102.3    11 1/2% Senior Notes  2009
$200.0   11 5/8% Senior Notes           2006   $478.2    10 3/8% Senior Notes  2009
$245.4   11 5/8% Series A Senior Notes  2006

     At December 31, 2000, following the completion of these exchanges, $4.6 million of the Omnipoint 11 5/8% Series A Senior Notes and $102.7 million of the Omnipoint 11 1/2% Senior Notes remain outstanding. The Omnipoint 11 1/2% Senior Notes accrue interest at an effective rate of 11.93%, payable semiannually and mature on September 15, 2009. The Omnipoint 11 5/8% Series A Senior Notes accrue interest at 11 5/8% payable semiannually and mature on August 9, 2006. The differences in the total value of debt exchanged were treated as Omnipoint purchase price adjustments.

     On January 13, 2000, an infrastructure equipment provider agreed to provide subsidiaries of CIVS with credit facilities of up to $735 million, composed of a $485 million loan facility (including a $160 million revolving loan and term loans aggregating $325 million), $100 million of 13% Series A Senior Discount Notes, and up to $150 million 13% Series A Subordinated Notes. The repayment of the $485 million loan facility is secured by, among other things, the grant of a security interest in the capital stock and assets of certain of CIVS's subsidiaries. The net proceeds are being used to finance capital expenditures, permitted investments, and for working capital in connection with our Chicago and Dallas systems. The CIVS loan facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. As of December 31, 2000, we were in compliance with these affirmative and negative covenants of the CIVS credit facility and had $160 million in credit available through the revolving portion of the loan facility. The Series A Senior Discount Notes and Series A Subordinated Notes have not been issued but may be issued at any time before June 30, 2001.

     The term loan portion of the loan facility described above is divided into a $125 million loan and a $200 million loan. Advances under the revolving loan and the $125 million term loan bear interest, at the borrower's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate, plus 5/8%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 2.75%, in the case of loans based on the prime rate or Federal Funds Rate, and to a maximum of 3.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the loan facility. Advances under the $200 million term loan portion of this facility bear interest, at the borrower's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate or (b) the Federal Funds rate plus 5/8%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 3.00%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 4.00%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the loan facility. The availability of the revolving loan declines as follows: 17.5% in 2004, 20% in 2005, 25% in 2006 and 37.5% in 2007 with a final maturity of December 31, 2007. The $125 million term loan is required to be amortized at the same rate as the availability of the revolving loan declines. The $200 million term loan is required to be amortized 1% in each of 2004 through 2007 with the remainder maturing on December 31, 2008.

     The CIVS loan facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. As of December 31, 2000, we were in compliance with these affirmative and negative covenants of the CIVS loan facility and had $160 million available through the revolving credit portion of the facility. The Series A Senior Discount Notes and Series A Subordinated Notes have not been issued but may be issued at any time before June 30, 2001.

     On May 4, 2000 a wholly owned subsidiary of CIVS II entered into a $350 million loan facility for the purpose of financing the continued build-out of networks and the operations of the Philadelphia, PA; Atlantic City, NJ; and Dover, DE markets and refinancing of $145 million of prior indebtedness. The CIVS II loan facility is collateralized by substantially all of the assets of such subsidiary and its license subsidiaries and a pledge of all capital stock of each subsidiary.

     The CIVS II loan facility consists of a revolving loan facility of up to $150 million and a $200 million term loan. The principal amount of the CIVS II revolving loan facility is payable in quarterly installments beginning in 2004 as follows: 11.25% in 2004, 18.75% in 2005, 23.75% in 2006, 36.25% in 2007, and
10% on final maturity of March 31, 2008. The principal amount of the CIVS II term loan facility is payable in quarterly installments beginning in 2004 as follows: 0.75% in 2004; 1% in each of 2005, 2006 and 2007; 72.25% in 2008 and
24% of the term loan facility is due on the final maturity date of March 31, 2009. Interest on the CIVS II loan facility is payable at varying interest rates at a base rate based either on the Federal Funds rate plus 1/2% or the prime rate, or Eurodollar plus, in each case, a set margin based on the borrower's leverage ratio. The CIVS II loan facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. As of December 31, 2000 we had fully utilized the credit available under the CIVS II loan facility. We were in compliance with all but one covenant, related to annualized EBITDA levels, but had obtained an appropriate waiver for this event of non-compliance.

     Both the CIVS and CIVS II facilities are included in our consolidated balance sheet at December 31, 2000 after we acquired controlling interests of these entities.

     The capital cost of completing the build-out in any particular market, funding operating losses, funding acquisitions of licenses or operating businesses or funding debt service costs could vary materially from current estimates and could require us to attempt to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements.

     Cash Flow Information

     Net cash used in operating activities was $1.2 billion in 2000. Adjustments to the $2.1 billion net loss to reconcile to net cash used in operating activities included $810.8 million of depreciation and amortization which increased primarily due to the growth in our wireless network infrastructure, our increasing license holdings and amortization of goodwill acquired in the acquisitions of Omnipoint and Aerial and $233.6 million of equity in the net loss of unconsolidated subsidiaries primarily due to the results of Cook Inlet PCS, CIVS, CIVS II and CIVS III. We expect equity losses to decline in 2001 as we are now consolidating the results of Cook Inlet PCS, CIVS, CIVS II and CIVS
III. Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $309.3 million in accounts receivable; (ii) an increase of $254.5 million in inventory; (iii) an increase in accounts payable of $110.1 million; and (iv) an increase in accrued liabilities of $126.7 million due to the increase in accrued interest on long-term debt. The increased use of cash in operating activities in 2000 was driven primarily by the rapid growth in sales and the related investments in accounts receivable and inventory necessary to support that growth. We expect continued use of cash in operating activities to fund operating losses and increased working capital related to continued rapid growth in our operations. We expect to finance these increasing cash demands with our existing capital resources. However, if these resources prove to be inadequate, we may be required to curtail our service operations or reduce our rate of growth to a level we can support. Net cash used in operating activities was $255.3 million in 1999 and $117.6 million in 1998.

     Net cash used in investing activities was $4.1 billion in 2000. Investing activities consisted primarily of: (i) the acquisition of Omnipoint, Aerial, Cook Inlet PCS, CIVS, CIVS II and CIVS III for $589.6 million; (ii) investments in and advances to unconsolidated affiliates of $729.8 million, primarily attributable to our $275 million investment in Microcell and additional funding of operations of Cook Inlet PCS, CIVS, CIVS II and CIVS III; (iii) purchases of property and equipment of $1.4 billion, largely related to the continuing build-out of the wireless network; and (iv) purchases of $1.2 billion of short-term investments, net. Net cash used in investing activities was $934.2 million in 1999 and $248.9 million in 1998.

     Net cash provided by financing activities was $6.2 billion in 2000. In 2000, we issued preferred and common stock in private placements for net proceeds of $6.4 billion. Long-term debt borrowings were $3.5 billion in 2000 and long-term repayments were $3.6 billion, of which $2.3 billion was used to refinance Omnipoint and Aerial debt. Net cash provided by financing activities was $1.4 billion in 1999 and $374.3 million in 1998.

     On completion of our pending merger with Powertel, we would have an increase of approximately $4.4 billion in licenses, goodwill and other intangibles which would result in an increase in amortization expense of approximately $210 million annually. The valuation of intangible assets acquired in the merger is subject to change based upon the VoiceStream common share price on the date the merger is completed. We expect that the merger would increase our operating expenses due to costs associated with integration and the costs of implementing our marketing and subscriber growth strategies in the Powertel markets.

     If the merger does not close as a result of our failure to comply with any of the covenants or agreements contained in the Powertel Agreement, we would be obligated to pay Powertel $150 million plus expenses not to exceed $10 million. If the merger does not close as a result of Powertel not complying with any of the covenants or agreements contained in the VoiceStream/Powertel merger agreement, Powertel may be obligated to pay VoiceStream and Deutsche Telekom $75 million each plus expenses not to exceed $10 million in the aggregate.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards requiring an entity to record all derivative instruments (including certain embedded derivatives) as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. VoiceStream has adopted the provisions of these accounting standards as of January 1, 2001. Adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter ended December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer to provide telecommunication services. Adoption of the guidance provided in this bulletin did not have a material impact on our consolidated financial statements.

     In July 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board ("APB") Opinion No. 25," ("FIN 44") which provides clarification of APB No. 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. Our practices are in conformity with this guidance.

                PRESENTATION OF ADDITIONAL FINANCIAL INFORMATION

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

     Should our proposed merger with Deutsche Telekom be terminated we expect to merge with Powertel.

     The following unaudited pro forma condensed combined financial statements combine the historical consolidated balance sheets of VoiceStream and Powertel and statements of operations of VoiceStream, Omnipoint, Aerial and Powertel. The VoiceStream/Powertel merger is contingent upon the termination of the Deutsche Telekom/VoiceStream merger. Should the Deutsche Telekom/VoiceStream merger be consummated, we expect that Powertel will also merge with Deutsche Telekom. These financial statements give effect to the VoiceStream/Powertel merger using the purchase method of accounting for a business combination.

     We derived this information from the audited consolidated financial statements of VoiceStream and Powertel for the year ended December 31, 2000 and the unaudited financial statements of Omnipoint and Aerial for the periods ended February 24, 2000 and May 3, 2000, respectively. This information is only a summary and you should read it in conjunction with the historical financial statements and related notes.

     The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2000 assumes the VoiceStream mergers with Omnipoint, Aerial and Powertel were effected on January 1, 2000. The unaudited pro forma condensed combined balance sheet as of December 31, 2000 gives effect to the VoiceStream/Powertel merger as if it had occurred on December 31, 2000. The accounting policies of VoiceStream, Omnipoint, Aerial and Powertel are substantially comparable. Certain reclassifications have been made to Omnipoint, Aerial and Powertel's historical presentations to conform to VoiceStream's presentation. These reclassifications do not materially impact the companies' results of operations or financial position for the periods presented.

     We are providing the unaudited pro forma condensed combined financial information for illustrative purposes only. The companies may have performed differently had they always been combined. You should not rely on the pro forma combined financial information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined companies will experience after the merger.

                        VOICESTREAM WIRELESS CORPORATION

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                         POWERTEL       VOICESTREAM
                                                                                          MERGER        AND POWERTEL
                                                       VOICESTREAM(1)    POWERTEL(2)    ADJUSTMENTS      PRO FORMA
                                                       --------------    -----------    -----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 1,154,896      $  168,563     $  (13,000)(5e) $ 1,310,459
  Short-term Investments.............................     1,175,636              --             --        1,175,636
  Accounts receivable, net...........................       469,475          56,012             --          525,487
  Inventory..........................................       340,284          35,362             --          375,646
  Prepaid expenses and other current assets..........       223,634          26,188             --          249,822
                                                        -----------      ----------     ----------      -----------
        Total current assets.........................     3,363,925         286,125        (13,000)       3,637,050

Property and equipment, net..........................     3,467,550         627,286             --        4,094,836
Goodwill, net........................................     9,075,605              --      4,040,405(5)    13,116,010
Licensing costs and other intangible assets, net.....     3,827,317         389,004        384,524(5)     4,600,845
Investments in and advances to unconsolidated
  affiliates.........................................       498,869          33,718             --          532,587
Other assets.........................................        44,477          22,876             --           67,353
                                                        -----------      ----------     ----------      -----------
                                                        $20,277,743      $1,359,009     $4,411,929      $26,048,681
                                                        ===========      ==========     ==========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $   150,632      $   45,476     $       --      $   196,108
  Accrued liabilities................................       404,621          68,094             --          472,715
  Deferred revenues..................................        60,272          22,887             --           83,159
  Construction accounts payable......................       207,462              --             --          207,462
  Current portion of long-term debt..................        32,113          33,023             --           65,136
                                                        -----------      ----------     ----------      -----------
        Total current liabilities....................       855,100         169,480             --        1,024,580
                                                        -----------      ----------     ----------      -----------

Deferred gain on sale of assets......................            --          74,499        (74,499)(6)           --
Long-term debt (see Note 7)..........................     5,719,886       1,223,838             --        6,943,724
                                                        -----------      ----------     ----------      -----------
        Total long-term liabilities..................     5,719,886       1,298,337        (74,499)       6,943,724
                                                        -----------      ----------     ----------      -----------

Contingencies (see Note 16)

Minority interest in equity of consolidated
  subsidiaries.......................................        16,563              --             --           16,563
Convertible redeemable preferred shares..............     5,000,000              --             --        5,000,000
Preferred shares of consolidated subsidiary..........       312,513         152,219       (152,219)(5)      312,513
Shareholders' equity:
  Common shares and paid-in capital..................    11,572,083         524,837       (524,837)(8)   15,959,774
                                                                                         4,211,081(5)
                                                                                            10,071(10)
                                                                                           166,539(5d)
  Deferred compensation..............................        (8,412)           (703)           703(8)       (18,483)
                                                                                           (10,071)(10)
  Accumulated other comprehensive loss...............       (45,238)             --             --          (45,238)
  Deficit............................................    (3,144,752)       (785,161)       785,161(8)    (3,144,752)
                                                        -----------      ----------     ----------      -----------
        Total shareholders' (deficit) equity.........     8,373,681        (261,027)     4,638,647       12,751,301
                                                        -----------      ----------     ----------      -----------
                                                        $20,277,743      $1,359,009     $4,411,929      $26,048,681
                                                        ===========      ==========     ==========      ===========

 See Notes to the Unaudited Pro Forma Condensed Combined Financial Statements.

                        VOICESTREAM WIRELESS CORPORATION

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              OMNIPOINT
                                                                             AND AERIAL     VOICESTREAM,
                                                                               MERGER        OMNIPOINT
                                 VOICESTREAM(1)   OMNIPOINT(3)   AERIAL(4)   ADJUSTMENTS     AND AERIAL    POWERTEL(2)
                                 --------------   ------------   ---------   -----------    ------------   -----------
Revenues:
  Subscriber revenues..........   $ 1,172,748      $  34,765     $ 75,155     $      --     $ 1,282,668     $ 243,594
  Prepaid revenues.............       237,079         38,180       10,052            --         285,311       164,833
  Roamer revenues..............       110,245          8,931        5,901            --         125,077        20,788
  Equipment revenues...........       283,168         10,272        6,796            --         300,236        25,956
  Other revenues...............       119,457            223           --            --         119,680         2,000
                                  -----------      ---------     --------     ---------     -----------     ---------
    Total revenues.............     1,922,697         92,371       97,904            --       2,112,972       457,171
                                  -----------      ---------     --------     ---------     -----------     ---------
Operating expenses:
  Cost of service..............       514,117         23,527       32,143            --         569,787       112,652
  Cost of equipment sales......       513,955         27,520       21,558            --         563,033       108,301
  General and administrative...       689,994         52,036       43,550            --         785,580       105,454
  Sales and marketing..........       796,272         32,762       32,547            --         861,581       124,232
  Depreciation and
    amortization...............       810,827         33,582       36,585       106,872(13)     987,866       102,723
  Stock based compensation.....        51,029             --           --         1,462(12)      52,491            --
                                  -----------      ---------     --------     ---------     -----------     ---------
    Total operating expenses...     3,376,194        169,427      166,383       108,334       3,820,338       553,362
                                  -----------      ---------     --------     ---------     -----------     ---------
Operating loss.................    (1,453,497)       (77,056)     (68,479)     (108,334)     (1,707,366)      (96,191)
                                  -----------      ---------     --------     ---------     -----------     ---------
Other income (expense):
  Interest and financing
    expense, net...............      (477,613)       (57,138)      (8,605)           --        (543,356)     (138,565)
  Equity in net loss of
    unconsolidated
    affiliates.................      (233,565)            --           --        (4,322)(14)    (237,887)          --
  Interest income and other,
    net........................        99,939          2,485       22,747            --         125,171        22,535
  Minority share of loss.......       (17,118)            --           --        (3,487)(15)     (20,605)          --
                                  -----------      ---------     --------     ---------     -----------     ---------
    Total other income
      (expense)................      (628,357)       (54,653)      14,142        (7,809)       (676,677)     (116,030)
                                  -----------      ---------     --------     ---------     -----------     ---------
Net loss.......................   $(2,081,854)     $(131,709)    $(54,337)    $(116,143)    $(2,384,043)    $(212,221)
                                  ===========      =========     ========     =========     ===========     =========
Basic and diluted pro forma
  loss per common share (see
  Note 11).....................
Weighted average common shares
  used in computing basic and
  diluted loss per common share
  (see Note 11)................


                                  POWERTEL        ADJUSTED
                                   MERGER       VOICESTREAM
                                 ADJUSTMENTS    AND POWERTEL
                                 -----------    ------------
Revenues:
  Subscriber revenues..........   $      --     $ 1,526,262
  Prepaid revenues.............          --         450,144
  Roamer revenues..............          --         145,865
  Equipment revenues...........          --         326,192
  Other revenues...............          --         121,680
                                  ---------     -----------
    Total revenues.............          --       2,570,143
                                  ---------     -----------
Operating expenses:
  Cost of service..............          --         682,439
  Cost of equipment sales......          --         671,334
  General and administrative...          --         891,034
  Sales and marketing..........          --         985,813
  Depreciation and
    amortization...............     230,971(9)    1,321,560
  Stock based compensation.....      10,054(10)      62,545
                                  ---------     -----------
    Total operating expenses...     241,025       4,614,725
                                  ---------     -----------
Operating loss.................    (241,025)     (2,044,582)
                                  ---------     -----------
Other income (expense):
  Interest and financing
    expense, net...............          --        (681,921)
  Equity in net loss of
    unconsolidated
    affiliates.................          --        (237,887)
  Interest income and other,
    net........................          --         147,706
  Minority share of loss.......          --         (20,605)
                                  ---------     -----------
    Total other income
      (expense)................          --        (792,707)
                                  ---------     -----------
Net loss.......................   $(241,025)    $(2,837,289)
                                  =========     ===========
Basic and diluted pro forma
  loss per common share (see
  Note 11).....................                 $    (10.60)
                                                ===========
Weighted average common shares
  used in computing basic and
  diluted loss per common share
  (see Note 11)................                     269,961
                                                ===========

 See Notes to the Unaudited Pro Forma Condensed Combined Financial Statements.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO THE UNAUDITED PRO FORMA CONDENSED
                         COMBINED FINANCIAL STATEMENTS

Note 1

     These columns reflect VoiceStream's consolidated historical balance sheet and statement of operations as of and for the year ended December 31, 2000.

     The balance sheet includes the $5 billion investment in VoiceStream convertible voting preferred shares made by Deutsche Telekom on September 6, 2000. The preferred shares are convertible to VoiceStream common shares at Deutsche Telekom's option at a price of $160 per share if the proposed merger between Deutsche Telekom and VoiceStream is terminated. If Deutsche Telekom converted these preferred shares to VoiceStream common shares, an additional 31,250,000 VoiceStream common shares would have been outstanding. On a pro forma basis the loss per share would have been as follows:

                                                              HISTORICAL
                                                              VOICESTREAM   VOICESTREAM AND POWERTEL
                                                              -----------   ------------------------
December 31, 2000...........................................     $9.34               $9.49

     On February 25, 2000 and May 4, 2000, VoiceStream completed mergers with Omnipoint and Aerial, respectively. Pursuant to the Omnipoint agreement, VoiceStream exchanged 0.825 of a VoiceStream common share plus $8.00 in cash for each outstanding Omnipoint common share. Pursuant to the Aerial agreement, VoiceStream exchanged 0.455 of a VoiceStream common share for each outstanding Aerial common share.

     The components of the purchase price of these merger transactions and allocations are as follows (in thousands):

                                                                AERIAL      OMNIPOINT
                                                                ------      ---------
Consideration and merger costs:
  Total value of shares issued in merger....................  $5,703,500    $1,388,000
  Cash payments.............................................     113,900       627,000
  Fair value of options and warrants converted..............       6,100       859,000
  Liabilities assumed inclusive of minority interest........     459,000     3,174,600
  Hutchison preferred share conversion......................          --       150,000
  Merger related costs......................................      20,500        19,000
  Cook Inlet exchange rights................................          --        28,000
                                                              ----------    ----------
        Total consideration.................................   6,303,000     6,245,600
Preliminary allocation of purchase price:
  Current assets............................................      94,700       212,800
  Property, plant and equipment.............................     362,900       466,400
  Investments in unconsolidated affiliates..................       3,600       679,900
  Licenses and other intangibles............................     551,200       931,400
                                                              ----------    ----------
        Goodwill............................................  $5,290,600    $3,955,100
                                                              ==========    ==========

     The above allocations reflect the fair value of assets and liabilities acquired.

Note 2

     These columns reflect the Powertel historical consolidated balance sheet and statement of operations as of and for year ended December 31, 2000.

     Certain reclassifications have been made to the historical financial statements of Powertel to conform to VoiceStream's financial statement presentation. These reclassifications do not materially impact Powertel's results of operations or financial position.

                        VOICESTREAM WIRELESS CORPORATION

                         COMBINED FINANCIAL STATEMENTS

Note 3

     These columns reflect the historical statement of operations of Omnipoint for the period ended February 24, 2000, adjusted for the deconsolidation of certain operations that were contributed to CIVS II and CIVS III immediately prior to the merger with VoiceStream. CIVS II and CIVS III were owned 49.9% by Omnipoint through 2000 when the remaining 50.1% interest was acquired by VoiceStream. These entities have been accounted for under the equity method in 2000.

     Certain reclassifications have been made to the historical financial information for Omnipoint to conform to VoiceStream's financial statement presentation. These reclassifications do not materially impact Omnipoint's results of operations.

Note 4

     These columns reflect the historical statement of operations of Aerial for the period ended May 3, 2000. The statement of operations has been adjusted to reflect certain debt conversions, repayments and equity investments between Aerial, its subsidiary, Aerial Operating Corporation, its parent, TDS, and Sonera, which occurred in connection with the VoiceStream/Aerial merger on May 4, 2000.

     Certain reclassifications have been made to the historical financial information for Aerial to conform to VoiceStream's financial statement presentation. These reclassifications do not materially impact Aerial's financial position or results of operations.

Note 5

     The VoiceStream/Powertel merger will result in an allocation of the purchase price to the tangible and intangible assets and liabilities of Powertel. The allocation reflects the estimated fair value of the assets and liabilities acquired by VoiceStream based upon information available at the date of the preparation of the accompanying pro forma condensed combined financial statements and will be adjusted upon final determination of such fair values. Management is not aware of any circumstances that would cause the final purchase price allocation to be significantly different from that which is reflected in the accompanying pro forma condensed combined balance sheet. However, the actual purchase price will differ based on any change in VoiceStream's common share price on the actual measurement date and the valuations and allocations may differ from those reflected herein.

                        VOICESTREAM WIRELESS CORPORATION

                         COMBINED FINANCIAL STATEMENTS

     The components of the purchase price of this transaction and the preliminary allocation are as follows (in thousands, except share data):

Powertel restricted and common shares outstanding(a)........      31,559
Conversion of Powertel preferred shares and cumulative
  dividends to common shares(b).............................      17,955
                                                              ----------
Pro forma Powertel shares outstanding.......................      49,514
VoiceStream exchange ratio per share(c).....................       0.708
                                                              ----------
Equivalent VoiceStream common shares........................      35,012
VoiceStream share price(c)..................................  $   120.13
                                                              ----------
Subtotal....................................................  $4,211,081
Fair value of liabilities of Powertel at December 31,
  2000......................................................   1,393,318
Option/warrant conversion costs(d)..........................     166,539
Merger related costs(e).....................................      13,000
                                                              ----------
        Total consideration.................................  $5,783,938
Preliminary allocation of purchase price:
Fair value of assets of Powertel acquired (excluding FCC
  licenses)(f)..............................................    (970,005)
Fair value of FCC licenses acquired (net book value of
  licenses equal to $389,004)(f)............................    (773,528)
                                                              ----------
        Preliminary goodwill................................  $4,040,405
                                                              ==========

---------------
(a) Outstanding Powertel common shares are as of February 5, 2001, the latest practicable date.

(b) An additional 18.0 million VoiceStream common shares relate to the Powertel preferred shares and cumulative dividends that will be converted into VoiceStream common shares as part of the merger.

(c) The conversion ratio of .708 of a VoiceStream common share for each Powertel share is calculated pursuant to the VoiceStream/Powertel merger agreement based on the closing price of VoiceStream common shares on February 5, 2001, the latest practicable date, at $120.13 per share. Pursuant to the VoiceStream/Powertel merger agreement, if the average of the closing prices of VoiceStream common shares on certain days immediately prior to the closing date is less than $113.33 per share, the conversion ratio will be .75. If the closing price of VoiceStream common shares on those days is greater than $130.77 per share, the conversion ratio will be .65.

    For a $10 per share increase in the VoiceStream common share price above the $130.77 collar, the merger consideration would increase by approximately $320 million and would also increase annual amortization expense by approximately $16 million. For a $10 per share decrease in the VoiceStream share price below the $113.13 collar, the merger consideration would decrease by approximately $370 million and would also decrease annual amortization expense by approximately $19 million.

(d) This amount represents the fair value, based on a Black-Scholes valuation, of VoiceStream options and warrants to be issued in exchange for outstanding Powertel options and warrants at February 5, 2001, the latest practicable date. The calculation is based on the number of Powertel options and warrants outstanding, the exchange ratio as defined above, and the closing market price of VoiceStream on the Nasdaq Stock Market on that date. The calculation excludes a portion of the intrinsic value of unvested stock options for which performance of future service is required, pursuant to the guidelines of FIN 44, that has been recorded as deferred compensation (see
    Note 10).

(e) The estimated merger costs to be incurred by VoiceStream as a result of the VoiceStream/Powertel merger are as follows (in thousands):

Investment banking fees.....................................  $10,000
Legal, accounting and printing fees.........................    3,000
                                                              -------
                                                              $13,000
                                                              =======

                        VOICESTREAM WIRELESS CORPORATION

                         COMBINED FINANCIAL STATEMENTS

(f) The estimated fair market values of the Powertel tangible assets and licenses acquired are based on preliminary valuation using assumptions we believe are reasonable, pending finalization of the purchase price allocation process.

Note 6

     This adjustment reflects the reversal the 2000 statement of operations impact of a deferred gain recorded on Powertel's balance sheet from a sales-leaseback transaction that occurred in 1999.

Note 7

     Certain of the long-term debt agreements of Powertel contain provisions which require Powertel to offer repayment of outstanding amounts when a change of control occurs. Additionally, the holders of the debt issued under certain of these agreements are entitled to a prepayment premium which at March 31, 2001, would be $7.1 million. The pro forma condensed combined balance sheet assumes that the lenders will not exercise the offer for Powertel to repay amounts outstanding, and therefore, no outstanding debt amounts have been reclassified as current. The aggregate amount of principal maturities (including prepayment premiums, if any) of Powertel's long-term debt at December 31, 2000, should the holders accept the offer of repayment would be approximately $1.2 billion. It is assumed that the offer to repurchase would commence within 30 days of the completion of the VoiceStream/Powertel merger.

Note 8

     This adjustment represents the elimination in consolidation of Powertel's historical common shares and paid-in capital of $524.8 million, the elimination of Powertel's historical deferred compensation of approximately $.7 million and the elimination of Powertel's historical accumulated deficit of $785.2 million.

Note 9

     This adjustment represents the amortization of the additional purchase price allocated to FCC licenses and goodwill in the VoiceStream/Powertel merger. Goodwill and FCC licenses acquired in the VoiceStream/ Powertel merger are amortized over 20 years. Other FCC licenses are amortized over 40 years.

Note 10

     Pursuant to FIN 44, VoiceStream has recorded as deferred compensation a portion of the intrinsic value of the unvested stock options for which future service is required as deferred compensation in shareholders' equity (approximately $10.1 million). This balance is being recognized as compensation expense over the remaining future vesting period of the grants.

                        VOICESTREAM WIRELESS CORPORATION

                         COMBINED FINANCIAL STATEMENTS

Note 11

     The following summarizes the pro forma calculation of loss per share (in thousands, except per share data):

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
VoiceStream weighted average common shares outstanding......      191,553
Conversion of Omnipoint outstanding common shares...........        9,449
Additional Hutchison investment (includes Omnipoint Series A
  preferred share conversion)...............................        1,384
Conversion of East/West Communications shares...............          280
Sonera Corporation's $500 million investment (at
  $57/share)................................................        1,787
Conversion of Aerial shares.................................       24,225
Conversion of Powertel common and restricted shares.........       22,330
Conversion of Powertel preferred shares (including
  cumulative dividends).....................................       17,953
                                                              -----------
        Total weighted average common shares................      268,961
                                                              ===========
VoiceStream pro forma net loss..............................  $(2,838,060)
VoiceStream 2.5% convertible junior preferred dividends.....      (12,535)
                                                              -----------
Pro forma net loss attributable to common shareholders......  $(2,850,595)
                                                              ===========
Basic and diluted pro forma loss per common share...........  $    (10.60)
                                                              ===========

Note 12

     This adjustment represents additional costs recorded as a result of modifications made to stock option agreements for an officer of Omnipoint.

Note 13

     This adjustment represents the amortization of the additional purchase price allocated to FCC licenses and goodwill of Omnipoint and Aerial, offset by a reduction in depreciation expense as a result of the write-down to fair value of fixed assets acquired in the Omnipoint and Aerial mergers. FCC licenses acquired in the Omnipoint and Aerial merger are amortized over a 40 year period and goodwill is amortized over a 20 year period.

Note 14

     This adjustment represents the amortization of the difference between the underlying net book value of the investments in CIVS II and CIVS III and the fair value assigned to these investments at the time of the Omnipoint merger. This difference has been allocated to FCC licenses and goodwill and is being amortized over 40 years and 20 years, respectively.

Note 15

     This adjustment represents dividends related to Omnipoint 7% convertible preferred shares which are reflected as minority interest expense by VoiceStream as a result of the Omnipoint merger.

Note 16

     On May 3, 1999, Western Wireless distributed its entire 80.1% interest in VoiceStream's common shares to its stockholders. Prior to this "spin-off," Western Wireless obtained a favorable ruling from the IRS indicating that the spin-off would not result in the recognition of gain or taxable income to Western Wireless or its stockholders. However, Western Wireless could still recognize gain upon the spin-off, notwithstanding

                        VOICESTREAM WIRELESS CORPORATION

                         COMBINED FINANCIAL STATEMENTS

the favorable IRS ruling, if it is determined that the spin-off was part of a "prohibitive plan," that is, a plan or series of related transactions in which one or more persons acquire, directly or indirectly 50% or more of VoiceStream's stock. Acquisitions of 50% or more of VoiceStream's stock occurring during the four year period beginning two years before the spin-off would give rise to a rebuttable presumption that the spin-off was part of a prohibited plan. Although it is not assured, VoiceStream believes that it should be able to establish that the spin-off, the subsequent Omnipoint and Aerial mergers, certain investments by Hutchison and Sonera and the potential VoiceStream/Powertel mergers are not pursuant to a "prohibitive plan."

     VoiceStream has agreed to indemnify Western Wireless on an after-tax basis for any taxes, penalties, interest and various other expenses incurred by Western Wireless if it is required to recognize such a gain. The amount of such gain that Western Wireless would recognize would be equal to the difference between the fair market value of VoiceStream common shares at the time of the spin-off and Western Wireless' adjusted tax basis in such shares at the time. The estimated range of possible liability of VoiceStream, not including interest and penalties, if any, is from zero to $400 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our significant exposures to market risk are due to interest rate and foreign currency fluctuations. Our discussion below provides information about our market sensitive financial instruments and constitute "forward looking statements" which involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

     We have assets and liabilities that are sensitive to floating interest rates. We hold short-term interest yielding investments consisting of various commercial paper instruments with maturities ranging up to seven months. Our primary objective in managing these investments is to preserve capital and liquidity and we generally hold these investments through maturity.

     We hold an investment in Microcell, a Canadian company that is sensitive to foreign currency price risk. We do not hedge any portion of our net investment in Microcell, which comprised 1% of our total assets and 1.7% of our net loss at December 31, 2000.

     Our primary sensitivity to floating interest rates is in our debt instruments. Our long-term debt includes credit facilities with a combination of fixed and floating interest rates and Notes bearing fixed interest rates. Our interest rate management objectives are to limit the effect of interest rate changes on earnings and cash flows. To achieve this objective we maintain a high percentage of fixed rate debt. We generally manage our variable rate instruments through a combination of interest rate swap, cap and collar contracts. We do not enter into derivative instrument transactions for trading or speculative purposes. After giving effect to these interest rate contracts, we have approximately $3.68 billion of fixed rate debt at a weighted average interest rate of 10.2% and $2.34 billion of floating interest debt at a weighted average rate of 9.74%. At December 31, 2000, a one percent increase in interest rates would cause approximately a $234 million increase in our annual interest expense.

     VoiceStream has issued 3,906,250 of convertible preferred stock to Deutsche Telekom. The shares are convertible at the holder's option into VoiceStream common shares at a conversion ration of eight VoiceStream common share per preferred share. The value of the preferred stock at December 31, 2000 is $3.2 billion and will change based on the variables used in the Black-Scholes option pricing model, which include the price and volatility of VoiceStream's common shares. We also have 317,669 shares of 7% cumulative, convertible and redeemable preferred stock of a consolidated subsidiary. The shares are redeemable at $1,040 per share and convertible at a ratio of one preferred share to 26.512 VoiceStream common shares. The value of the preferred stock at December 31, 2000 is $848.0 million and will fluctuate based on the price of VoiceStream's common shares.

     The table below presents principal cash flows and the related average interest rates by expected maturity dates for certain financial instruments sensitive to interest rate fluctuations that we held at December 31, 2000. For interest rate derivatives, the table presents the notional amounts and weighted average interest rates by contractual maturity dates.

                                                                     YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------------------
                                                                                                                        FAIR
                                      2001       2002       2003       2004       2005     THEREAFTER     TOTAL        VALUE
                                   ----------   -------   --------   --------   --------   ----------   ----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Commercial paper.................  $2,306,309   $    --   $     --   $     --   $     --   $       --   $2,306,309   $2,305,635
Avg interest rate................         6.6%       --         --         --         --           --          N/A          N/A

LIABILITIES
Long term debt fixed rate........  $   32,113   $    --   $     --   $     --   $     --   $2,657,486   $2,689,599   $2,568,586
Avg. interest rate...............         8.0%       --         --         --         --         10.5%
Long term debt floating rate.....          --        --   $100,000   $187,250   $247,125   $2,790,625   $3,325,000   $3,325,000
Avg. interest rate...............          --        --        8.7%       9.0%       9.0%         9.2%         N/A          N/A

INTEREST RATE DERIVATIVES

INTEREST RATE SWAPS
Pay fixed/receive variable.......  $  580,000   $45,000   $ 85,000   $ 60,000   $     --   $       --   $  770,000   $      625
Avg. pay rate....................         6.3%      5.4%       6.3%       6.8%        --           --          N/A          N/A
Avg. receive rate................         6.0%      5.9%       5.9%       6.0%        --           --          N/A          N/A

INTEREST RATE CAPS
Notional amount..................  $   60,000   $    --   $ 40,000   $     --   $     --   $       --   $  100,000   $       12
Strike rate......................         6.7%       --        8.8%        --         --           --          N/A          N/A
Forward rate.....................         6.0%       --        5.9%        --         --           --          N/A          N/A

INTEREST RATE COLLARS
Notional amount..................  $   60,000   $60,000   $     --   $     --   $     --   $       --   $  120,000   $       (8)
Strike rate -- upper.............         6.8%      6.5%        --         --         --           --          N/A          N/A
Strike rate -- lower.............         4.9%      4.9%        --         --         --           --          N/A          N/A
Forward rate.....................         6.0%      5.9%        --         --         --           --          N/A          N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of our executive officers and directors are listed below along with their business experience for the past five years. Mr. Stanton, and, until May 3, 2002, Mr. Guthrie, may serve as officers of VoiceStream and Western Wireless. It is anticipated that they will divide their time between VoiceStream and Western Wireless.

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
John W. Stanton........................  45     Chairman, Chief Executive Officer, and Director
Robert R. Stapleton....................  42     President and Director
Douglas G. Smith.......................  47     Vice Chairman and Director
Donald Guthrie.........................  45     Vice Chairman and Director
Cregg B. Baumbaugh.....................  44     Executive Vice President, Finance, Strategy and
                                                Development
Alan R. Bender.........................  46     Executive Vice President, General Counsel and
                                                Secretary
Robert P. Dotson.......................  40     Executive Vice President, Marketing and Business
                                                Operations
Timothy R. Wong........................  44     Executive Vice President, Engineering and Technical
                                                Operations
Allyn P. Hebner........................  48     Vice President, Controller and Principal Accounting
                                                Officer
Patricia L. Miller.....................  38     Senior Vice President, Business Operations
Julie A. Pollard.......................  34     Senior Vice President, Customer Operations and
                                                Systems
Cole J. Brodman........................  35     Senior Vice President, Technology Development
Mitchell R. Cohen......................  37     Director
Daniel J. Evans........................  75     Director
Richard L. Fields......................  44     Director
Canning K. N. Fok......................  49     Director
Jonathan M. Nelson.....................  44     Director
Terence M. O'Toole.....................  42     Director
James N. Perry, Jr.....................  40     Director
James J. Ross..........................  62     Director
Hans Snook.............................  52     Director
Susan M.F. Woo Chow....................  47     Director
Frank J. Sixt..........................  49     Director
Kaj-Erik Relander......................  38     Director

     In addition, pursuant to the TDS stockholder agreement and subsequent to the closing of the Aerial merger, TDS will have the right to designate an additional director. TDS has not at this time determined who it will designate.

     John W. Stanton has been a director of VoiceStream since February 1998, and has been Chief Executive Officer and Chairman of VoiceStream since its formation in 1994. Mr. Stanton has also been a director, Chief Executive Officer and Chairman of Western Wireless and its predecessors since 1992. Mr. Stanton served as a director of McCaw Cellular from 1986 to 1994, and as a director of LIN Broadcasting from 1990 to 1994, during which time it was a publicly-traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw Cellular, serving as Vice-Chairman of the Board of McCaw Cellular from 1988 to September 1991 and as Chief Operating Officer of McCaw Cellular from 1985 to 1988. Mr. Stanton is also a member of the Board of Directors of Microcell Telecommunications, Inc., Advanced Digital Information Corporation and Columbia Sportswear, Inc. In addition, Mr. Stanton is a trustee of Whitman College, a private college.

     Robert R. Stapleton has been a director of VoiceStream since April 1999 and President of VoiceStream since its formation in 1994. Effective April 1998, Mr. Stapleton became responsible for all operations of VoiceStream. Mr. Stapleton was President of Western Wireless and one of its predecessors from 1992 to May 1999. From 1989 to 1992, he served in various positions with General Cellular, including Chief Operating Officer and Vice President of Operations. From 1984 to 1989, Mr. Stapleton was employed by mobile communications subsidiaries of Pacific Telesis, Inc., which now are affiliated with Vodafone AirTouch. Mr. Stapleton is also a member of the Board of Directors of Microcell Telecommunications, Inc. and Xircom, Inc.

     Douglas G. Smith has been a director and Vice-Chairman of VoiceStream since February 2000 when it merged with Omnipoint. Mr. Smith founded Omnipoint in June 1987 and served as its Chairman, President and Chief Executive Officer until February 2000. From 1985 to 1987, he was one of four professionals in a small venture capital fund focusing on opportunities in the electronic information industry. From 1980 to 1985, he founded and managed the Investment Data Systems Division of Strategic Information (a division of Ziff-Davis Publishing).

     Donald Guthrie has been a director of VoiceStream since April 1999 and has been Vice Chairman since February 1998. He has also served as Vice Chairman of Western Wireless since November 1995. From February 1997 to April 1999, he also served as the Chief Financial Officer of Western Wireless. From 1986 to October 1995, he served as Senior Vice President and Treasurer of McCaw Cellular and, from 1990 to October 1995, he served as Senior Vice President, Finance of LIN Broadcasting.

     Cregg B. Baumbaugh has been Executive Vice President, Finance, Strategy and Development of VoiceStream since May 3, 1999. He served as Senior Vice President, Corporate Development of VoiceStream and Western Wireless from 1994 to May 1999. From November 1989 through May 1999, he served in various positions with Western Wireless and its predecessor, including Vice President, Business Development.

     Alan R. Bender has been Executive Vice President, General Counsel and Secretary of VoiceStream since May 3, 1999. He also held the positions of Executive Vice President and Secretary of Western Wireless until July 2000, and was General Counsel of Western Wireless until February 2000. From 1990 to May 1999, he held various positions with Western Wireless, VoiceStream and their respective predecessors, including serving as Senior Vice President and General Counsel and Secretary since 1994.

     Robert P. Dotson has been Executive Vice President, Marketing and Business Operations since March 12, 2001. From May 3, 1999 to March 12, 2001 he served as Senior Vice President, Marketing and Sales of VoiceStream. From 1996 to May 1999, he served as Vice President, Marketing of VoiceStream and Western Wireless. Previously, Mr. Dotson held various marketing positions with PepsiCo's KFC restaurant group, serving as Senior Director of Concept Development from 1994 to 1996, Director of International Marketing from 1993 to 1994, Divisional Marketing Director from 1991 to 1993 and Manager of New Product Development and Base Business Marketing from 1989 through 1991.

     Timothy R. Wong has been Executive Vice President, Engineering and Technical Operations since March 12, 2001. From May 3, 1999 to March 12, 2001 he served as Senior Vice President, Engineering of VoiceStream. From 1996 to May 1999, he served as Vice President, Engineering of VoiceStream and Western Wireless. From 1990 to 1995, Mr. Wong held various positions at US WEST Cellular, serving as Executive Director, Engineering and Operations from 1994 to 1995, Director of Wireless Systems Engineering in 1993, Manager of International Wireless Engineering in 1992 and Manage, Systems Design from 1990 to 1991.

     Allyn P. Hebner has been Vice President, Controller and Principal Accounting Officer since September 2000. From April 2000 to September 2000, he served as a consultant to VoiceStream's accounting organization. From 1991 to 1998, Mr. Hebner served in various senior financial management positions with Puget Sound Energy and its predecessors.

     Patricia L. Miller has been Senior Vice President, Business Operations since March 12, 2001. From September 2000 to March 2001 she served as Vice President, Business Operations. From May 1999 to September 2000 she served as Vice President, Controller and Principal Accounting Officer of VoiceStream. From 1998 to May 1999, she served as Controller and Principal Accounting Officer of VoiceStream and

Western Wireless. From 1993 to 1997, Ms. Miller held various accounting positions with Western Wireless. Prior to 1993, Ms. Miller held various accounting positions with a subsidiary of Weyerhaeuser Company.

     Julie A. Pollard has been Senior Vice President, Customer Operations and Systems since March 12, 2001. From May 1999 to March 12, 2001 she served as Vice President, Customer Operations and Systems. From March 1995 to May 1999, she served as Vice President, Customers Operations and Systems of VoiceStream and Western Wireless. Prior to March 1995 she held positions in Finance and Information Technology with AirTouch Cellular and Ernst and Young.

     Cole J. Brodman has been Senior Vice President, Technology Development since March 12, 2001. From May 1999 to March 12, 2001 he served as Vice President, Technology Development. From October 1995 to May 1999, he served as Vice President, Systems and Product Engineering of VoiceStream and Western Wireless. Prior to October 1995, he was with Nortel Networks where he held positions in product management, development, and product marketing in long distance and wireless product organizations.

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

     Daniel J. Evans has been a director of VoiceStream since February 1998. He has also been a director of Western Wireless since 1997. Mr. Evans is the Chairman of Daniel J. Evans Associates, a consulting firm. From 1965 through 1977, Mr. Evans was Governor of the State of Washington. In 1983 he was appointed and then elected to the United States Senate to fill the seat of the late Senator Henry M. Jackson. He serves as a director of Flow International Corporation, Cray Computer Company and National Information Consortium, and serves on the Board of Regents of the University of Washington.

     Richard L. Fields has been a director of VoiceStream since February 2000. Mr. Fields served as a director of Omnipoint from September 1991 to February 2000. Since February 1994, Mr. Fields has been a Managing Director and Executive Vice President of Allen & Company Incorporated, and prior to such time he was a Vice President of Allen & Company Incorporated. Mr. Fields is currently a director of LivePerson, Inc. and the Telecommunications Development Fund.

     Canning K.N. Fok has been a director of VoiceStream since February 1998. For more than seven years, Mr. Fok has been Group Managing Director of Hutchison Whampoa Limited. Other appointments include Chairman of Hutchison Telecommunications (Australia) Limited and Partner Communications Company Ltd., Co-Chairman of Husky Energy Inc., Deputy Chairman of Cheung Kong Infrastructure Holdings Limited and Hongkong Electric Holdings Limited and Director of Cheung Kong (Holdings) Limited. Mr. Fok is a Chartered Accountant.

     Jonathan M. Nelson has been a director of VoiceStream since February 1998. He has also been a director of Western Wireless since its formation in 1994. Mr. Nelson has been President of Providence Equity Partners Inc., an investment advisor, since its inception in 1995 and is President of Providence Equity Partners III L.L.C. which is the general partner of the general partner of Providence Equity Partners III L.P. and Providence Equity Operating Partners III L.P. He is also Co-Chairman of Providence Ventures Inc., an investment advisor and a managing general partner of Providence Ventures L.P., which is the general partner of Providence Media Partners L.P., a venture capital fund. Mr. Nelson is currently a director of AT&T Canada.

     Terence M. O'Toole has been a director of VoiceStream since February 1998. He has also been a director of Western Wireless since it was formed in 1994. Mr. O'Toole joined Goldman Sachs & Co. ("Goldman Sachs") in 1983 and became a Vice President in 1987, a general partner in 1992 and a Managing Director in 1996. He is currently a director of AMF Bowling, Inc. and Amscan Holdings, Inc.

     James N. Perry, Jr. has been a director of VoiceStream since February 2000. Mr. Perry was a Director of Omnipoint from August 1993 to February 2000. In January 1993, he became Managing Director of Madison

Dearborn Capital Partners L.P. Previously, Mr. Perry served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Perry currently serves as a director of Allegiance Telecom, Inc., Completel and Focal Communications.

     James J. Ross has been a director of VoiceStream since February 2000. Mr. Ross was Vice-Chairman of the Omnipoint Corporation Board from 1989 to February 2000. Mr. Ross is a private venture investor. Since February 1995, Mr. Ross has been of counsel in the law firm of Becker Ross Stone DeStefano & Klein and prior to such time, he was a partner at such firm.

     Hans R. Snook has been a director of VoiceStream since February 1998. For more than five years, Mr. Snook has been Group Managing Director of Orange plc, a telecommunications service provider in the United Kingdom.

     Susan M.F. Woo Chow has been a director of VoiceStream since February 2000. Ms. Chow has served as an Executive Director of Hutchison Whampoa Limited since 1993 and Deputy Group Managing Director of Hutchison Whampoa Limited since 1998. She is also an Executive Director of Cheung Kong Infrastructure Holdings Limited and a Director of Hongkong Electric Holdings Limited, Partner Communications Company Ltd. and TOM.COM LIMITED.

     Frank J. Sixt has been a director of VoiceStream since February 2000. Mr. Sixt has served as an Executive Director of Hutchison Whampoa Limited since 1991 and Group Finance Director of Hutchison Whampoa Limited since 1998. He is also the Chairman of TOM.COM LIMITED, an Executive Director of Cheung Kong Infrastructure Holdings Limited and Hongkong Electric Holdings Limited and a Director of Cheung Kong (Holdings) Limited, Hutchison Telecommunications (Australia) Limited and Partner Communications Company Ltd.

     Kaj-Erik Relander has been a director of VoiceStream since February 2000. He has been the Executive Vice President, International Operations, Deputy Chief Executive Officer since March 2000 and the Chief Financial Officer of Sonera since 1999 and, since January 1, 2000, he has served as the head of Sonera's new Mobile and Media Division. Since joining Sonera in 1994, Mr. Relander has also served as its Group Business Controller and as Director, Finance and Business Development. He has been appointed President and Chief Executive Officer of Sonera effective January 1, 2001 and is currently a director of Turkcell Iletisim Hizmfleri AS.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation for services rendered during 2000, 1999 and 1998 for our Chief Executive Officer and our next four most highly compensated executive officers (collectively referred to herein as the named executive officers). All such compensation was paid by Western Wireless prior to May 1999, at which time VoiceStream was spun-off by Western Wireless. In accordance with an agreement entered into at the time of the spin-off, following the spin-off Messrs. Stanton, Guthrie and until July 2000, Mr. Bender, divided their time and responsibilities in between VoiceStream and Western Wireless as necessary and those two companies divided their compensation as appropriate. Beginning in July 2000, Mr. Bender became a full time employee of VoiceStream. The following table includes all compensation paid to the named executive officers by both VoiceStream and Western Wireless.

                                                                                    LONG-TERM
                                                                               COMPENSATION AWARDS
                                                 ANNUAL COMPENSATION          ----------------------
                                           --------------------------------              RESTRICTED
                                           FISCAL                                          STOCK           ALL OTHER
       NAME AND PRINCIPAL POSITION          YEAR    SALARY($)   BONUS($)(1)   OPTIONS   AWARDS($)(2)   COMPENSATION($)(3)
       ---------------------------         ------   ---------   -----------   -------   ------------   ------------------
John W. Stanton..........................   2000     411,610            --     1,000             --                --
  Chairman and Chief                        1999     295,000     1,000,000(5)    939        660,000           464,593
  Executive Officer                         1998     193,542       400,000       954        521,250           367,974
Robert R. Stapleton......................   2000     355,306            --    85,000     16,455,463        11,465,787
  President and Director                    1999     232,210       329,000    140,876       330,000           234,796
                                            1998     165,667       200,000    124,407       260,625           186,487
Donald Guthrie...........................   2000     150,127            --(4) 35,000      6,624,215         4,620,876
  Vice Chairman and Director                1999     212,865       180,000(5) 56,350        330,000           234,796
                                            1998     165,667       150,000    57,263        260,625           186,487
Cregg B. Baumbaugh.......................   2000     215,449            --    50,000      8,972,770         6,255,112
  Executive Vice President -- Finance,      1999     169,064       170,000    75,134        220,000           158,197
  Strategy and Development                  1998     145,321       110,000    66,350        173,750           125,992
Alan R. Bender...........................   2000     189,227            --(4) 50,000      5,539,761         3,863,897
  Executive Vice President,                 1999     169,060       170,000(5) 37,567        220,000           158,197
  General Counsel and Secretary             1998     145,321       110,000    38,175        173,750           125,992

---------------

(1)  The bonuses for 2000 have not yet been determined.

(2) The shares awarded in 1998 and 1999 were of Western Wireless common stock, which are restricted until predetermined performance goals are met, including achieving levels of subscribers and achieving levels of cash flow (provided that the Board of VoiceStream may modify performance goals in its discretion). The value shown is based upon the market value of Western Wireless common stock on the date of grant. The shares awarded in 2000 were of VoiceStream common shares, which have vested and are no longer subject to restriction based upon VoiceStream having reached certain performance targets. The value shown is based upon the market value of the shares on the date of grant.

(3) VoiceStream made payments to cover the taxes related to the grant of restricted shares and paid matching contributions to VoiceStream's 401(k) Profit Sharing Plan and Trust.

(4) The allocation of the bonuses for 2000 between VoiceStream and Western Wireless will be determined at the time the 2000 bonuses are paid.

(5) Represents the aggregate bonuses paid by VoiceStream and Western Wireless, of which 60% was paid by VoiceStream and 40% was paid by Western Wireless.

GRANTS OF STOCK OPTIONS

     The following table summarizes options granted during 2000 to each of the named executive officers.

                                                                                                   POTENTIAL REALIZABLE
                                              PERCENTAGE                                             VALUE AT ASSUMED
                           NUMBER OF           OF TOTAL                                               ANNUAL RATES OF
                          VOICESTREAM          OPTIONS                                              STOCK APPRECIATION
                         COMMON SHARES        GRANTED TO      EXERCISE OR                           FOR OPTION TERM(2)
                       UNDERLYING OPTIONS    EMPLOYEES IN     BASE PRICE                          -----------------------
        NAME               GRANTED(1)        FISCAL YEAR       PER SHARE      EXPIRATION DATE       5%($)        10%($)
        ----           ------------------    ------------    -------------    ----------------    ---------    ----------
John W. Stanton......         1,000              .065          112.6875       January 14, 2010       70,869       179,596
Robert R.
  Stapleton..........        85,000             5.526          112.6875       January 14, 2010    6,023,897    15,265,672
Donald Guthrie.......        35,000             2.275          112.6875       January 14, 2010    2,480,428     6,285,865
Cregg B. Baumbaugh...        50,000             3.250          112.6875       January 14, 2010    3,543,468     8,979,807
Alan R. Bender.......        50,000             3.250          112.6875       January 14, 2010    3,543,468     8,979,807

---------------

(1) These options have terms of ten years from the date of grant, January 14, 2000, and become exercisable as to 25% of the shares on January 14, 2001 and an additional 25% of the original grant on January 14 of every year thereafter until such options are fully exercisable.

(2) Potential realizable value is based on an assumption that the stock price of our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price performance.

AGGREGATED OPTION VALUES

     The following table summarizes on an aggregated basis the number and value of our options granted to the named executive officers. We do not have any outstanding stock appreciation rights.

                  AGGREGATE OPTION EXERCISES AND OPTION VALUES

                                                                              NUMBER OF
                                                                        SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                                       UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                                        NUMBER OF                         DECEMBER 31, 2000          AT DECEMBER 31, 2000($)
                                     SHARES ACQUIRED      VALUE      ---------------------------   ---------------------------
               NAME                    ON EXERCISE     REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
               ----                  ---------------   -----------   -----------   -------------   -----------   -------------
John W. Stanton....................          720           78,804           --          2,173              --        105,725
Robert R. Stapleton................      118,000       13,937,306      497,387        261,095      46,809,851     15,871,548
Donald Guthrie.....................       80,000        9,293,465      183,617        105,437      17,175,558      6,348,529
Cregg B. Baumbaugh.................      100,125       11,661,400      126,957        143,916      11,763,156      8,464,704
Alan R. Bender.....................       25,000        2,916,643      144,419         96,958      13,532,923      4,232,352

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In connection with the completion of the Omnipoint merger on February 25, 2000, Hutchison made an investment of $957 million in VoiceStream for common and convertible preferred securities at a purchase price of $29 per common share. A portion of this investment was made upon the signing of the merger agreement with Omnipoint on June 23, 1999 when Hutchison invested $102.5 million in Omnipoint preferred stock. An additional $47.5 million was invested in Omnipoint preferred stock in October 1999. Upon closing of the merger, the Omnipoint preferred stock was exchanged for VoiceStream common shares at a purchase of $29 per common share and Hutchison invested $196.4 million in exchange for VoiceStream common shares and $610.6 million in exchange for VoiceStream 2.5% convertible preferred stock. The convertible preferred stock was converted into VoiceStream common shares during 2000 at a conversion price of $29 per share. Susan M.F. Woo Chow, who has been a member of VoiceStream's Board of Directors since February 2000 and who was a member of the Compensation Committee of the Board of Directors of VoiceStream in 2000, is the Deputy Group Managing Director of Hutchison.

     On February 14, 2001, VoiceStream exchanged an aggregate of 4,321,334 VoiceStream common shares with Providence Media Partners, L.P., Providence Equity Partners III, L.P. and Providence Equity Operating Partners III, L.P. for their interests in Cook Inlet PCS and CIVS, as applicable. Jonathan Nelson, who has been a member of VoiceStream's Board of Directors since February 1998 and who is a member of the Compensation Committee of the Board of Directors of VoiceStream, is a member and a managing director of Providence Equity Partners III, LLC, an affiliate of Providence Equity Partners III, L.P. and Providence Equity Operating Partners III, L.P. and is the managing general partner of Providence Ventures L.P., an affiliate of Providence Media Partners, L.P.

DIRECTOR COMPENSATION

     Each director of VoiceStream received 1,000 stock options for serving on the Board of Directors in 2000. These options have terms of ten years from the date of grant, January 14, 2000, and become exercisable as to 25% of the shares on January 14, 2001, and an additional 25% of the original grant on January 14 of every year thereafter until such options are fully exercisable, provided that such director remains continuously on the Board. Options granted to Mr. O'Toole are held for the benefit of Goldman Sachs, options granted to Mr. Nelson are held for the benefit of Providence Equity Partners, Inc. and options granted to Mr. Cohen are held for the benefit of Hellman & Friedman Partners II, L.P. Directors are also reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings of, and other activities relating to serving on, the Board and any committees thereof. Mr. Evans is further compensated $6,000 per quarter and $1,500 for each Board meeting he attends.

EMPLOYMENT AGREEMENTS

     Mr. Stanton is the Chief Executive Officer of both VoiceStream and Western Wireless. He has separate employment agreements with each company. His agreement with VoiceStream provides for an annual base salary of $500,000 and an opportunity to earn an annual bonus, as determined by the Board of Directors, of 100% of that amount.

     Mr. Guthrie is an officer of both VoiceStream and Western Wireless and will divide his time and responsibilities between the two companies but only has an employment agreement with VoiceStream. Western Wireless has agreed to reimburse VoiceStream for all executive compensation for Mr. Guthrie which is attributable to time spent and services rendered for Western Wireless. His employment agreement provides for an annual base salary of $250,000 and an opportunity to earn an annual bonus, as determined by the Board of Directors, of 100% of that amount.

     Mr. Bender is an officer of VoiceStream, but he is not an officer or employee of Western Wireless. His employment agreement provides for an annual base salary of $225,000 and an opportunity to earn an annual bonus, as determined by the Board of Directors, of 60% of that amount. From time to time, Mr. Bender may render services to Western Wireless, and if he does so Western Wireless has agreed to reimburse VoiceStream for the compensation paid to him that is attributable to those services.

     Messrs. Stapleton and Baumbaugh have employment agreements with VoiceStream that provide for annual base salaries of $350,000 and $225,000, respectively, and provide an opportunity to earn annual bonuses, as determined by the Board of Directors, of 80% and 60%, respectively, of those amounts.

     The employment agreements also provide that the contracting employee may be terminated by VoiceStream, at any time, with or without cause (as such term is defined in the employment agreements); however, in the event of an involuntary termination (as defined therein) for other than cause (1) such executive officer will be entitled to receive a severance payment in an amount equal to any accrued but unpaid existing annual targeted incentive bonus through the date of termination, 12 months of such executive's then base compensation, and an amount equal to 12 months of such executive's existing annual targeted incentive bonus,
(2) the employer will, at its expense, make all specified insurance payment benefits on behalf of such executive officer and his or her dependents for 12 months following such involuntary termination and (3) with respect to any stock options previously granted to each executive officer (except for Mr. Stapleton) that remain unvested at the time of involuntary termination, there shall be immediate vesting of that portion of each such grant of any unvested stock options equal to the product of the total number of such unvested options under such grant multiplied by a fraction, the numerator of which is the sum of the number of days from the date on which the last vesting of options under such grant occurred to and including the date of termination plus 365, and the denominator of which is the number of days remaining from the date on which the last vesting of options under such grant occurred to and including the date on which the final vesting under such grant would have occurred absent the termination. Mr. Stapleton's agreement provides for an immediate vesting of all options upon his involuntary termination. Among other things, an executive officer's death or permanent disability will be deemed an involuntary termination for other than cause. In addition, each employment agreement provides for full vesting of all stock options granted upon a change of control, as such term is defined in the stock option agreements with the executive officer. Despite the foregoing provision, the options held by the named executive officers will not become immediately fully vested and exercisable because each of them has waived the acceleration of the vesting of their options.

     Pursuant to the terms of each of these employment agreements, each executive officer agrees that during such executive officer's employment and for one year following the termination of such executive officer's employment for any reason, such executive officer will not engage in a business which is substantially the same as or similar to the business of VoiceStream and which competes within the applicable commercial mobile radio services markets serviced by VoiceStream. Mr. Stanton's agreement provides that such prohibition shall not preclude Mr. Stanton's investment in other companies engaged in the wireless communications business or his ability to serve as a director of other companies engaged in the wireless communications business, in each case subject to his fiduciary duties as a director.

INDEMNIFICATION AGREEMENTS

     We have entered into an indemnification agreement with each of our executive officers and directors, which will be separate from such executive officer's employment agreement with Western Wireless, as the case may be. Pursuant to this indemnification agreement, we will indemnify the executive officer or director against certain liabilities arising by reason of the executive officer's or the director's affiliation with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of VoiceStream common shares and vested options to purchase VoiceStream common shares as of March 16, 2001, except as otherwise noted below, including beneficial ownership by:

     - each person who is known by VoiceStream to own beneficially 5% or more of the outstanding VoiceStream common shares;

     -  each VoiceStream director;

     - each of the executive officers named in the summary compensation table in VoiceStream's annual report on Form 10-K for the fiscal year ended December 31, 1999, which in this document we refer to as the "named executive officers"; and

     -  all directors and executive officers as a group.

     The information in the table below has been calculated in accordance with Rule 13d-3 under the Exchange Act. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all VoiceStream common shares shown as beneficially owned by them, subject to community property laws where applicable. A person or entity is considered to "beneficially own" any shares over which such person or entity exercises sole or shared voting or investment power, or, which such person or entity has the right to acquire at any time within 60 days of March 16, 2001. In addition to the common share ownership information set forth below, on September 6, 2000, Deutsche Telekom acquired the entire class of outstanding VoiceStream voting preferred shares, consisting of 3,906,250 shares. Each VoiceStream voting preferred share entitles its holder to one vote, voting together as a single class with the holders of VoiceStream common shares. The business address of VoiceStream's directors, other than as noted below, and executive officers is: c/o VoiceStream Wireless Corporation, 12920 SE 38th Street, Bellevue, WA 98006.

                                                                             VOICESTREAM
                                                              -----------------------------------------
                                                                COMMON SHARES      PERCENT BENEFICIALLY
                                                              BENEFICIALLY OWNED          OWNED
                                                              ------------------   --------------------
Hutchison Whampoa Limited...................................      55,899,252              21.82%
  22nd Floor, Hutchison House
  10 Harcourt Road
  Hong Kong
TDSI Corporation, a wholly-owned subsidiary of..............      35,570,494              13.88%
  Telephone & Data Systems, Inc
  30 N. LaSalle Street, Suite 4000
  Chicago, IL 60602
Sonera Corporation..........................................      18,975,774               7.41%
  Fin-00051-Tele
  Sturenkatu 16, Helsinki
  Finland
The Goldman Sachs Group, Inc.(a)(j).........................       9,230,469               3.60%
  and related investors
  85 Broad Street, 10th Floor
  New York, NY 10004
John W. Stanton and Theresa E. Gillespie(b)(c)..............       6,062,652               2.37%
  12920 SE 38th Street
  Bellevue, WA 98006
Douglas G. Smith(b)(d)......................................       4,174,911               1.63%
  3 Metrocenter, Suite 400
  Bethesda, MD 20814
Jonathan M. Nelson(b)(e)....................................       2,286,258                  *
  50 Kennedy Plaza
  Providence RI 02903
Richard L. Fields(b)(f).....................................       2,129,703                  *
  711 Fifth Avenue
  New York, NY 10022
James N. Perry, Jr.(b)(g)...................................         588,067                  *
  Three First National Plaza
  Suite 1330
  Chicago, IL 60602
Cregg B. Baumbaugh(b).......................................         278,050                  *
Alan R. Bender(b)...........................................         241,028                  *
James J. Ross(b)(h).........................................         995,406                  *
Robert R. Stapleton(b)......................................         786,703                  *
Donald Guthrie(b)...........................................         425,980                  *
Mitchell R. Cohen(b)(i).....................................          25,610                  *
Daniel J. Evans(b)..........................................           7,288                  *
Terence M. O'Toole(b)(j)....................................       9,230,469               3.60%
Canning Fok(b)(k)...........................................      55,899,972              22.26%
Susan M. F. W. Chow(b)(k)...................................      55,899,502              22.26%
Frank J. Sixt(b)(k).........................................      55,899,502              22.26%
Hans Snook(b)...............................................           3,685                  *
Kaj-Erik Relander(b)(1).....................................      18,976,024               7.41%
All directors and executive officers as a group (24
  persons)(b)(m)............................................     136,437,220              53.25%

---------------

* Less than 1% of the outstanding common shares.

NOTES TO BENEFICIAL OWNERSHIP TABLE

(a) Includes (1) 8,460,286 VoiceStream common shares held of record by GS Capital Partners, L.P., (2) 442,847 VoiceStream common shares held of record by Stone Street Fund 1992, L.P., (3) 257,075 VoiceStream common shares held of record by Bridge Street Fund 1992, L.P., and (4) 68,821 VoiceStream common shares held of record by The Goldman Sachs Group, Inc. Each of GS Capital, Stone Street and Bridge Street is an investment limited partnership, the general partner, the managing general partner or the managing partner of an affiliate of The Goldman Sachs Group, Inc. Goldman Sachs and The Goldman Sachs Group, Inc. disclaims beneficial ownership of shares held by such investment partnerships to the extent interests in such partnerships are held by persons other than The Goldman Sachs Group, Inc. and its affiliates. Also includes options to purchase 1,440 common shares granted to Mr. Terence M. O'Toole that he holds for the benefit of The Goldman Sachs Group, Inc. Mr. O'Toole, who is a managing director of Goldman Sachs, disclaims beneficial ownership of these common shares. Excludes (i) common shares owned by Goldman Sachs which were acquired in ordinary course trading activities and (ii) common shares held in client accounts, for which Goldman Sachs exercises voting or investment authority, or both. Goldman Sachs and The Goldman Sachs Group, Inc. disclaim beneficial ownership of common shares held in these client accounts.

(b) May include stock jointly or separately owned with or by a spouse or a family trust.

(c) Mr. Stanton and Ms. Gillespie are husband and wife. Their beneficial ownership includes (1) 1,686,069 VoiceStream common shares held of record by PN Cellular, Inc., which is substantially owned and controlled by Mr. Stanton and Ms. Gillespie; (2) 1,274,519 VoiceStream common shares held of record by Stanton Communications Corporation which is substantially owned and controlled by Mr. Stanton and Ms. Gillespie, as tenants in common; (3) 164,437 VoiceStream common shares held by The Stanton Family Trust; and (4) 35,000 VoiceStream common shares and 10,000 VoiceStream common shares held of record by each of Mr. Stanton and Ms. Gillespie, respectively, pursuant to the Western Wireless 1997 Executive Restricted Stock Plan. Mr. Stanton and Ms. Gillespie share voting and investment power with respect to the shares jointly owned by them, as well as the shares held of record by PN Cellular, Stanton Communications Corporation and the Stanton Family Trust.

(d) Includes 27,896 VoiceStream common shares owned by Mr. Smith's minor children, 2,348,630 common shares held by Avance Capital, Avance Capital II, Avance Capital III, all sole proprietorships, and 428,572 VoiceStream common shares held in a grantor trust. Mr. Smith does not exercise voting or investment power over, and disclaims beneficial ownership of, the shares held in the grantor trust. Of the total shares held in Mr. Smith's name and in the name of Avance, 1,428,572 are held in a blind trust. While Mr. Smith is the beneficial owner of these shares, he exercises no control over these shares. The blind trust is free to sell, exchange, hedge, or otherwise dispose of these shares at any time. Mr. Smith has voting and investment power with respect to the other shares.

(e) Includes 2,156,024 VoiceStream common shares held by Providence Media Services, Inc., Providence Media Partners, L.P., Providence Equity Partners III, L.P., and Providence Equity Operating Partners III, L.P. and options to purchase 250 VoiceStream common shares granted to Mr. Nelson that he holds for the benefit of Providence Media Services, Inc. Mr. Nelson is President of Providence Media Services, Inc. and Providence Equity Partners III, LLC, which is the general partner of the general partner of Providence Equity Partners III L.P. and Providence Equity Operating Partners III L.P. Mr. Nelson disclaims beneficial ownership of the shares listed above except to the extent of his pecuniary interest therein, if any.

(f) Includes 1,867,076 VoiceStream common shares owned by Allen & Company Incorporated. Mr. Fields is a Managing Director of Allen & Company Incorporated. Of such amounts, Mr. Fields does not exercise voting or investment power over, and disclaims beneficial ownership of the 1,867,076 VoiceStream common shares owned by Allen & Company Incorporated.

(g) Includes 562,267 VoiceStream common shares owned by Madison Dearborn Partners, L.P. and 8,307 VoiceStream common shares held in trust for Mr. Perry's children. Mr. Perry is a member of the committee that manages Madison Dearborn Partners, L.P. Mr. Perry may therefore be deemed to share investment control with respect to the common shares owned by Madison Dearborn Partners, L.P. and may therefore be deemed to have beneficial ownership of shares of common shares owned by Madison Dearborn Partners, L.P.

(h) Includes 256,724 VoiceStream common shares held in trust for Mr. Ross' children. Mr. Ross may be deemed to be the beneficial owner of such shares.

(i) Includes options to purchase 485 VoiceStream common shares granted to Mr. Cohen that he holds for the benefit of Hellman & Friedman Partners II, L.P. Mr. Cohen disclaims beneficial ownership of these shares.

(j) Includes 9,230,469 VoiceStream common shares beneficially owned by Goldman Sachs and its affiliates. Mr. O'Toole, who is a managing director of Goldman Sachs, disclaims beneficial ownership of VoiceStream common shares, which may be deemed to be beneficially owned by The Goldman Sachs Group, Inc., except to the extent of his pecuniary interest therein, if any.

(k) Includes 55,899,252 VoiceStream common shares owned by Hutchison Whampoa Limited, as Mr. Fok is the Group Managing Director of Hutchison Whampoa Limited, and each of Mrs. Chow and Mr. Sixt are executive directors of Hutchison Whampoa Limited. Each of Mr. Fok, Mrs. Chow and Mr. Sixt disclaim beneficial ownership of these shares.

(l) Kaj-Erik Relander, the director designated by Sonera Corporation, may be deemed to be the owner of the VoiceStream common shares owned by Sonera Corporation. Mr. Relander disclaims beneficial ownership of these shares.

(m) In determining the aggregate number of shares owned by VoiceStream executive officers and directors, VoiceStream common shares as to which such executive officers and directors share voting or investment power have not been duplicated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Goldman Sachs and its affiliates have a principal investment in VoiceStream in the amount of 9,230,469 VoiceStream common shares representing approximately four percent of the outstanding VoiceStream common shares, and have the right to designate a nominee for election to VoiceStream's Board of Directors. Terence M. O'Toole, a managing director of Goldman Sachs, is one of VoiceStream's directors. VoiceStream has engaged in a number of transactions with Goldman Sachs, as described below.

     Pursuant to a letter agreement dated October 7, 1998, VoiceStream engaged Goldman Sachs to act as VoiceStream's financial advisor in connection with the acquisitions of Omnipoint and Aerial. As VoiceStream's financial advisor, Goldman Sachs performed analyses and issued fairness opinions to VoiceStream's Board of Directors in connection with those acquisitions. In accordance with the letter agreement, VoiceStream paid Goldman Sachs $14,000,000 upon consummation of the Omnipoint merger and $6,000,000 upon consummation of the Aerial merger. In addition, VoiceStream reimbursed Goldman Sachs for its reasonable out-of-pocket expenses, including attorney's fees, and agreed to indemnify Goldman Sachs against certain liabilities, including certain liabilities under the federal securities laws, in connection with those transactions. Goldman Sachs' out-of-pocket expenses relating to the Omnipoint merger were approximately $197,830 and its out-of-pocket expenses with respect to the Aerial merger were approximately $94,538.

     Pursuant to a letter agreement dated July 21, 2000, VoiceStream engaged Goldman Sachs to act as VoiceStream's financial advisor in connection with the currently proposed merger with Deutsche Telekom. As VoiceStream's financial advisor, Goldman Sachs performed analyses and issued a fairness opinion to VoiceStream's Board of Directors in connection with that proposed acquisition. In accordance with the letter agreement, VoiceStream paid Goldman Sachs $10 million on completion of the sale of shares of VoiceStream's convertible voting preferred stock to Deutsche Telekom pursuant to the Stock Subscription Agreement between Deutsche Telekom and VoiceStream (which occurred on September 6, 2000) and an additional $15 million on the date that VoiceStream's shareholders voted to adopt the merger agreement with Deutsche Telekom (which occurred on March 13, 2001). VoiceStream has also agreed to pay Goldman Sachs a transaction fee equal to $70 million upon completion of the merger with Deutsche Telekom, against which transaction fee the $25 million paid in accordance with the preceding sentence will be credited.

     Finally, pursuant to a letter agreement dated May 8, 2000, VoiceStream engaged Goldman Sachs to act as VoiceStream's financial advisor in connection with the currently proposed merger with Powertel. As VoiceStream's financial advisor, Goldman Sachs performed analyses and issued a fairness opinion to VoiceStream's Board of Directors in connection with the proposed acquisition of Powertel. In accordance with the letter agreement, VoiceStream has agreed to pay Goldman Sachs $10 million on completion of the acquisition of Powertel.

     With respect to both the Deutsche Telekom/VoiceStream merger and the VoiceStream/Powertel merger, VoiceStream has agreed to reimburse Goldman Sachs for its reasonable out-of-pocket expenses, including attorney's fees, and to indemnify Goldman Sachs against certain liabilities, including certain liabilities under the federal securities laws, in connection with those transactions.

     With respect to each of the transactions described above, VoiceStream selected Goldman Sachs as VoiceStream's financial advisor because it is a nationally recognized investment banking firm that has substantial experience in transactions similar to those transactions.

     Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs, has underwritten $500 million of VoiceStream's $3.25 billion credit facility.

     Goldman Sachs provides a full range of financial, advisory and brokerage services and, in the course of its normal trading activities, may from time to time effect transactions and hold securities, including derivative securities, of VoiceStream for its own accounts and for the accounts of customers.

     In connection with the completion of the Omnipoint merger on February 25, 2000, Hutchison made an investment of $957 million in VoiceStream for common and convertible preferred securities at a purchase price of $29 per common share. A portion of this investment was made upon the signing of the merger agreement with Omnipoint on June 23, 1999 when Hutchison invested $102.5 million in Omnipoint preferred stock. An additional $47.5 million was invested in Omnipoint preferred stock in October 1999. Upon closing of the merger, the Omnipoint preferred stock was exchanged for VoiceStream common shares at a purchase of $29 per common share and Hutchison invested $196.4 million in exchange for VoiceStream common shares and $610.6 million in exchange for VoiceStream 2.5% convertible preferred stock. The convertible preferred stock was converted into VoiceStream common shares during 2000 at a conversion price of $29 per share.

     On August 26, 2000, VoiceStream entered into a merger agreement with Powertel. If that merger is completed, Powertel will become a wholly owned subsidiary of VoiceStream. Sonera owns 13% of the outstanding Powertel common stock.

     On February 14, 2001, VoiceStream exchanged an aggregate of 4,321,334 VoiceStream common shares with Providence Media Partners, L.P., Providence Equity Partners III, L.P. and Providence Equity Operating Partners III, L.P. for their interests in Cook Inlet PCS and CIVS, as applicable. Jonathan Nelson, who has been a member of VoiceStream's Board of Directors since February 1998 and who is a member of the Compensation Committee of the Board of Directors of VoiceStream, is a member and a managing director of Providence Equity Partners III, LLC, an affiliate of Providence Equity Partners III, L.P. and Providence Equity Operating Partners III, L.P. and is the managing general partner of Providence Ventures L.P., an affiliate of Providence Media Partners, L.P.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) Financial Statements and Financial Statement Schedules

             The financial statements and schedule listed in the Index to Consolidated Financial Statements on page F-1, which is incorporated herein by reference, are filed as part of this Form 10-K.

          (2) Exhibits

             The exhibits listed in the Index to Exhibits, which appears immediately following the signature pages on pages E-1 through E-6 and is incorporated herein by reference, are filed as part of this Form 10-K.

     (B) Reports on Form 8-K

     On October 11, 2000, VoiceStream filed a Form 8-K under Item 5 to attach as exhibits its Amended and Restated Bylaws and the Certificate Of Designation Of The Powers, Preferences And Relative, Participating, Optional And Other Special Rights And Qualifications, Limitations And Restrictions Thereof Of Convertible Voting Preferred Stock Of VoiceStream Wireless Corporation.

     On December 20, 2000, VoiceStream filed a Form 8-K under Item 5 announcing the completion of transactions through which VoiceStream exchanged VoiceStream common shares for the interests of SSPCS Corporation and affiliates of Cook Inlet Region, Inc. in certain joint venture entities.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        VOICESTREAM WIRELESS CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   F-4
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VoiceStream Wireless Corporation:

     We have audited the accompanying consolidated balance sheets of VoiceStream Wireless Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VoiceStream Wireless Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington
February 7, 2001

                        VOICESTREAM WIRELESS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                     ASSETS

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
Current assets:
  Cash and cash equivalents.................................  $ 1,154,896    $  235,433
  Short-term investments....................................    1,175,636            --
  Accounts receivable, net of allowance for doubtful
    accounts of $100,600 and $17,482, respectively..........      469,475        97,739
  Inventory.................................................      340,284        63,072
  Prepaid expenses and other current assets.................      223,634        14,332
                                                              -----------    ----------
        Total current assets................................    3,363,925       410,576
Property and equipment, net of accumulated depreciation of
  $740,956 and $284,670, respectively.......................    3,467,550       931,792
Goodwill, net of accumulated amortization of $348,575 and
  $0, respectively..........................................    9,075,605            --
Licensing costs and other intangible assets, net of
  accumulated amortization of $118,923 and $21,815,
  respectively..............................................    3,827,317       450,261
Investments in and advances to unconsolidated affiliates....      498,869       409,721
Other assets and investments................................       44,477        19,563
                                                              -----------    ----------
                                                              $20,277,743    $2,221,913
                                                              ===========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   150,632    $   22,878
  Accrued liabilities.......................................      404,621       114,534
  Deferred revenue..........................................       60,272         4,275
  Construction accounts payable.............................      207,462        61,398
  Current portion of long-term debt.........................       32,113            --
                                                              -----------    ----------
        Total current liabilities...........................      855,100       203,085
Long-term debt..............................................    5,719,886     2,011,451
Minority interest in equity of consolidated subsidiaries....       16,563            --
Preferred stock of consolidated subsidiary..................      312,513            --
VoiceStream convertible voting preferred stock; $0.001 par
  value; 100,000,000 shares authorized; 3,906,250 shares
  issued and outstanding....................................    5,000,000            --
Commitments and contingencies (Note 9)......................           --            --
Shareholders' equity:
  Common stock, $0.001 par value, and paid-in capital; 1.0
    billion shares authorized, 250,791,145 and 96,305,360
    shares issued and outstanding, respectively.............   11,572,083     1,095,539
  Deferred compensation.....................................       (8,412)      (25,264)
  Accumulated other comprehensive loss......................      (45,238)           --
  Deficit...................................................   (3,144,752)   (1,062,898)
                                                              -----------    ----------
        Total shareholders' equity..........................    8,373,681         7,377
                                                              -----------    ----------
                                                              $20,277,743    $2,221,913
                                                              ===========    ==========

          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------    ---------    ---------
Revenues:
  Subscriber revenues.......................................  $ 1,172,748    $ 364,307    $ 121,870
  Prepaid revenues..........................................      237,079        2,495        2,096
  Roamer revenues...........................................      110,245        9,295        3,506
  Equipment sales...........................................      283,168       78,025       40,490
  Affiliate and other revenues..............................      119,457       21,407          640
                                                              -----------    ---------    ---------
        Total revenues......................................    1,922,697      475,529      168,602
                                                              -----------    ---------    ---------
Operating expenses:
  Cost of service (excludes stock-based compensation of
    $3,758, $12,237 and $0, respectively)...................      514,117      114,007       51,618
  Cost of equipment sales...................................      513,955      136,584       77,071
  General and administrative (excludes stock-based
    compensation of $44,138, $38,255 and $0,
    respectively)...........................................      689,994      134,812       75,343
  Sales and marketing (excludes stock-based compensation of
    $3,133, $10,198 and $0, respectively)...................      796,272      211,399       85,447
  Depreciation and amortization.............................      810,827      140,812       83,767
  Stock-based compensation..................................       51,029       60,690           --
                                                              -----------    ---------    ---------
        Total operating expenses............................    3,376,194      798,304      373,246
                                                              -----------    ---------    ---------
Operating loss..............................................   (1,453,497)    (322,775)    (204,644)
                                                              -----------    ---------    ---------
Other income (expense):
  Interest and financing expense............................     (477,613)    (103,461)     (34,118)
  Equity in net losses of unconsolidated affiliates.........     (233,565)     (37,514)     (19,414)
  Interest income and other, net............................       99,939        9,011        3,910
  Accretion of preferred stock of consolidated subsidiary...      (17,118)          --           --
                                                              -----------    ---------    ---------
        Total other income (expense)........................     (628,357)    (131,964)     (49,622)
                                                              -----------    ---------    ---------
Net loss....................................................   (2,081,854)    (454,739)    (254,266)
2.5% junior preferred stock dividends.......................      (12,535)          --           --
                                                              -----------    ---------    ---------
Net loss attributable to common shareholders................  $(2,094,389)   $(454,739)   $(254,266)
                                                              ===========    =========    =========
Basic and diluted loss per common share.....................  $    (10.93)   $   (4.75)   $   (2.75)
                                                              ===========    =========    =========

          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                       ACCUMULATED
                                                        PAR VALUE                         OTHER
                                                           AND                        COMPREHENSIVE
                                          COMMON         PAID-IN        DEFERRED         INCOME
                                           STOCK         CAPITAL      COMPENSATION       (LOSS)          DEFICIT         TOTAL
                                        -----------    -----------    ------------    -------------    -----------    -----------
Balance, January 1, 1998..............   76,531,259    $   750,000      $     --        $     --       $  (353,893)   $   396,107
  Shares issued:......................           --             --            --              --                --             --
    Private placement.................   19,010,364        244,789            --              --                --        244,789
  Net loss............................           --             --            --              --          (254,266)      (254,266)
                                        -----------    -----------      --------        --------       -----------    -----------
Balance, December 31, 1998............   95,541,623        994,789            --              --          (608,159)       386,630
  Shares issued:
    Stock compensation plans..........      763,737          3,643            --              --                --          3,643
  Return of capital contribution......           --        (20,000)           --              --                --        (20,000)
  Deferred compensation...............           --         86,543       (85,954)             --                --            589
  Vesting of deferred compensation....           --             --        60,690              --                --         60,690
  Exchange rights granted.............           --         30,564            --              --                --         30,564
  Net loss............................           --             --            --              --          (454,739)      (454,739)
                                        -----------    -----------      --------        --------       -----------    -----------
Balance, December 31, 1999............   96,305,360      1,095,539       (25,264)             --        (1,062,898)         7,377
  Shares issued:
    Stock compensation plans..........    3,909,652         61,832            --              --                --         61,832
    Private placements, net...........   10,390,723        686,380            --              --                --        686,380
    Omnipoint acquisition.............   52,952,399      2,247,115            --              --                --      2,247,115
    Aerial acquisition................   52,325,301      5,709,549            --              --                --      5,709,549
    Exercise of warrants..............      328,762             55            --              --                --             55
    Restricted stock..................      292,119         34,177       (34,177)             --                --             --
    Conversion of 2.5% junior
      preferred.......................   26,227,586        773,135            --              --                --        773,135
    Conversion of preferred stock of
      consolidated subsidiary.........      146,376          3,779            --              --                --          3,779
    Exercise of exchange rights.......    7,912,867        930,100            --              --                --        930,100
  Vesting of deferred compensation....           --             --        51,029              --                --         51,029
  Exchange rights granted.............           --         42,957            --              --                --         42,957
  Accretion of 2.5% junior preferred
    dividends.........................           --        (12,535)           --              --                --        (12,535)
  Net unrealized loss on investment
    securities........................           --             --            --         (16,738)               --        (16,738)
  Equity in unrealized loss on
    investment securities held by
    unconsolidated affiliate..........           --             --            --         (21,026)               --        (21,026)
  Foreign currency translation
    adjustment........................           --             --            --          (7,474)               --         (7,474)
  Net loss............................           --             --            --              --        (2,081,854)    (2,081,854)
                                        -----------    -----------      --------        --------       -----------    -----------
Balance, December 31, 2000............  250,791,145    $11,572,083      $ (8,412)       $(45,238)      $(3,144,752)   $ 8,373,681
                                        ===========    ===========      ========        ========       ===========    ===========

          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000           1999          1998
                                                              -----------    -----------    ---------
Operating activities:
  Net loss..................................................  $(2,081,854)   $  (454,739)   $(254,266)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      810,827        140,812       83,767
    Amortization of debt discount and premium...............       48,166          3,925           --
    Equity in net losses of unconsolidated affiliates.......      233,565         37,514       19,414
    Stock-based compensation................................       51,029         60,690           --
    Allowance for bad debts.................................       49,182         11,767        3,675
    Other, net..............................................       28,458          1,528          571
    Changes in operating assets and liabilities, net of
      effects from consolidating acquired interests:
      Accounts receivable...................................     (309,330)       (84,740)     (10,066)
      Inventory.............................................     (254,498)       (42,890)       2,534
      Prepaid expenses and other current assets.............      (26,727)        (6,296)       2,124
      Accounts payable......................................      110,081          6,706       13,669
      Accrued liabilities...................................      126,675         70,465       20,941
                                                              -----------    -----------    ---------
        Net cash used in operating activities...............   (1,214,426)      (255,258)    (117,637)
                                                              -----------    -----------    ---------
Investing activities:
    Purchases of property and equipment.....................   (1,418,068)      (401,621)    (206,503)
    Acquisitions of wireless properties, net of cash
      acquired..............................................     (589,631)      (152,517)          --
    Purchases of short-term investments, net................   (1,175,636)            --           --
    Investments in and advances to unconsolidated
      affiliates............................................     (729,847)      (356,030)     (29,553)
    FCC deposits............................................     (150,758)            --           --
    Other...................................................       (9,721)       (24,058)     (12,871)
                                                              -----------    -----------    ---------
        Net cash used in investing activities...............   (4,073,661)      (934,226)    (248,927)
                                                              -----------    -----------    ---------
Financing activities:
    Net proceeds from issuance of common and preferred
      stock.................................................    6,358,865          3,643      244,789
    Long-term debt borrowings...............................    3,540,000      2,622,526      540,000
    Long-term debt repayments...............................   (3,623,173)    (1,155,000)    (300,000)
    Net payments to Western Wireless........................           --        (13,709)    (105,446)
    Deferred financing costs................................      (68,142)       (40,600)      (5,059)
                                                              -----------    -----------    ---------
        Net cash provided by financing activities...........    6,207,550      1,416,860      374,284
                                                              -----------    -----------    ---------
Change in cash and cash equivalents.........................      919,463        227,376        7,720
Cash and cash equivalents, beginning of year................      235,433          8,057          337
                                                              -----------    -----------    ---------
Cash and cash equivalents, end of year......................  $ 1,154,896    $   235,433    $   8,057
                                                              ===========    ===========    =========

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

     On July 24, 2000, we announced a definitive merger agreement with Deutsche Telekom AG, a German telecommunication provider ("Deutsche Telekom"). Pursuant to the Deutsche Telekom merger agreement, which was approved by the Boards of Directors of both companies, each VoiceStream shareholder may elect to receive
3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, or either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom merger agreement and to certain adjustments necessary to qualify the merger as a tax-free reorganization for VoiceStream shareholders receiving Deutsche Telekom shares. In connection with the merger, Deutsche Telekom will assume all of our outstanding debt, which at December 31, 2000 totaled $5.8 billion. The merger is subject to regulatory approvals and is expected to be completed in the first half of 2001.

     On August 28, 2000, we announced a definitive merger agreement with Powertel, Inc. ("Powertel"), a GSM service provider based in West Point, Georgia servicing the Southeastern United States. The VoiceStream merger with Powertel is contingent upon the termination of our proposed merger with Deutsche Telekom. Should our merger with Deutsche Telekom be consummated, Powertel will also merge with Deutsche Telekom. Pursuant to the Powertel merger agreement, Powertel shareholders will receive VoiceStream common shares at a conversion ratio ranging from .65, if the average closing price of VoiceStream common shares is $130.77 or above, to .75 if the average closing price of VoiceStream common shares is $113.33 or below. Between these two prices the conversion ratio, subject to adjustment, will be the quotient determined by dividing $85 by the average closing price of VoiceStream common shares. The merger is subject to regulatory approvals.

     In December 2000, we acquired controlling interests in Cook
Inlet/VoiceStream PV/SS PCS LP ("Cook Inlet PCS"), Cook Inlet/VoiceStream PCS LLC ("CIVS"), Cook Inlet/VS GSM II PCS, LLC ("CIVS II") and Cook Inlet/VS GSM III LLC ("CIVS III") in exchange for approximately 7.9 million VoiceStream common shares and $51 million in cash.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The consolidated financial statements include the accounts of VoiceStream and its majority or wholly owned subsidiaries. All affiliate investments in which VoiceStream has between a 20% and 50% interest or exercises significant influence are accounted for using the equity method. For certain equity investments,

                        VOICESTREAM WIRELESS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

where previous losses have reduced our investment to zero, we will record further losses to the extent that we have committed to fund them. Investments in which we own less than 20% and do not exercise significant influence are carried at cost to the extent the entity is privately held. All significant intercompany accounts and transactions have been eliminated.

     Cash equivalents and short-term investments

     Cash equivalents are stated at cost, which approximates market. We include highly liquid interest-earning investments purchased with an original maturity at time of purchase of three months or less as cash equivalents. Short-term investments consist of certificates of deposits and commercial paper with maturities between three months and twelve months from the date of purchase. These short term investments are classified as trading securities and are recorded at market.

     Capitalized Interest

     Our PCS licenses and wireless communications systems represent qualified assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." Our policy is to capitalize interest in new markets during the build-out phase until service is initiated for customers. We capitalized interest of $2.5 million in 2000, $2.5 million in 1999 and $1.8 million in 1998.

     Intangible assets and amortization

     Goodwill consists primarily of the excess of the purchase price over the fair value of assets acquired in the Aerial and Omnipoint mergers (see Note 3) and is being amortized over a useful life of 20 years. Licensing costs, including those acquired from Aerial and Omnipoint, are amortized over a useful life of 40 years.

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," VoiceStream periodically evaluates whether there has been any indication of impairment of its long-lived assets, including its licensing costs and other intangibles. As of December 31, 2000, there has been no indication of such impairment.

     Property and equipment and depreciation

     Property and equipment are stated at cost. Major replacements and improvements are capitalized while general repairs and maintenance are expensed as incurred. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets which primarily range from three to forty years.

     Inventory

     Inventory consists primarily of handsets and accessories. Inventory is stated at the lower of cost or market, determined on an average cost basis where market is replacement cost.

     Revenue recognition

     Service revenues based on customer usage are recognized at the time the service is provided. Access and special feature service revenues are recognized when earned. Sales of equipment, primarily handsets, are recognized upon delivery to the customer. Prepaid coupon sales are deferred until service is provided.

                        VOICESTREAM WIRELESS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income taxes

     Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded, if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For income tax purposes, prior to VoiceStream's spin-off from Western Wireless on May 3, 1999, VoiceStream's results were included in the consolidated federal income tax return of Western Wireless. VoiceStream's provision/ benefit for income taxes was computed as if VoiceStream filed a separate federal income tax return using the tax rate applicable to Western Wireless on a consolidated basis. Subsequent to the spin-off date, VoiceStream's results of operations are not included in Western Wireless' consolidated tax return.

     Advertising Expense

     We expense costs of advertising as incurred. Advertising expense was $123.8 million, $23.4 million and $15.4 million in 2000, 1999 and 1998, respectively.

     Loss per common share

     Loss per common share is calculated using the weighted average number of shares of outstanding common stock during the period. Pursuant to the requirements of SFAS No. 128, "Earnings Per Share," the weighted average number of shares outstanding was 191,553,000, 95,708,000 and 92,387,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Due to the net losses incurred during the periods presented, all shares related to outstanding options and warrants, convertible preferred shares and exchange rights, which totaled
48.4 million, 11.1 million and 0.9 million in 2000, 1999 and 1998 respectively, are antidilutive. As a result, basic and diluted loss per share are the same for each of the periods presented.

     Stock-based compensation plans

     We account for our stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 12 for discussion of the effect on net loss and other related disclosures had we accounted for these plans under SFAS No. 123, "Accounting for Stock-Based Compensation."

  Fair value of financial instruments

     The carrying value of short-term financial instruments approximates fair value due to the short maturity of these instruments. The fair value of long-term debt is based on incremental borrowing rates currently available on loans with similar terms and maturities.

     At December 31, 2000 and 1999, the fair values of cash, cash equivalents, short-term investments, receivables and accounts payable approximated fair value due to the short-term maturities of these instruments. The estimated fair values of other financial instruments with a carrying value materially different from their carrying value based on quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows (dollars in thousands):

                                                             DECEMBER 31, 2000           DECEMBER 31, 1999
                                                          ------------------------    ------------------------
                                                           CARRYING        FAIR        CARRYING        FAIR
                                                            AMOUNT        VALUE         AMOUNT        VALUE
                                                          ----------    ----------    ----------    ----------
Long term debt, including current portion...............  $5,751,999    $5,894,000    $2,011,451    $2,011,451
Preferred stock of consolidated subsidiary..............  $  312,513    $  848,000    $       --    $       --
VoiceStream convertible preferred stock.................  $5,000,000    $3,200,000    $       --    $       --

                        VOICESTREAM WIRELESS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Under the terms of our credit facility, we are required to manage our interest rate exposure pertaining to long-term debt through interest rate cap, collar and swap contracts. At December 31, 2000 we have fixed or capped our exposure to interest rates on variable lending totaling $990 million. The fair value of these outstanding hedging instruments was $0.6 million at December 31, 2000. Our policy is to hold such contracts to maturity. Prior to January 1, 2001, interest rate swaps are accounted for on an accrual basis, the income or expense of which is included in interest expense. Premiums paid to purchase interest rate cap agreements are classified as an asset and amortized to interest expense over the terms of the agreements.

     Supplemental cash flow disclosure

     Cash paid for interest (net of any amounts capitalized) was $401.8 million, $77.5 million and $26.8 million for the years ended 2000, 1999 and 1998, respectively. Non-cash investing and financing activities, other than those discussed in Note 3, were as follows (dollars in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                2000       1999      1998
                                                              --------    -------    ----
Debt exchanges..............................................  $ 35,850    $    --    $ --
2.5% junior preferred stock conversion......................  $773,135    $    --    $ --
2.5% junior preferred stock dividend........................  $ 12,535    $    --    $ --
Exchange rights.............................................  $ 14,944    $30,564    $ --

     Estimates used in financial statements

     In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for doubtful accounts, unbilled revenue accruals, inventory valuation reserves, depreciation and amortization of long lived assets and the deferred tax asset valuation allowance. Actual results could differ from those estimates.

     Deferred Compensation Plan

     We have a Deferred Compensation Plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. We match the participants' contributions to the Plan. During the years ended December 31, 2000 and 1999, we made matching contributions to the Profit Sharing Plan of $3.1 million and $1.7 million, respectively.

     Comprehensive Income

     We follow SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires companies to report a new, additional measure of income on statement of operations or to create a new financial statement that shows the new measure of income. Comprehensive income includes foreign currency translation gains and losses and unrealized losses on equity securities that have been previously excluded from net income and reflected instead in equity.

     Segment Reporting

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to

                        VOICESTREAM WIRELESS CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

report selected segment information. The Company operates solely in one segment, wireless communication services. As of December 31, 2000, and 1999, the majority of our assets are located in the United States. We have no significant sales to international customers.

     Recently issued accounting standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statements establish accounting and reporting standards requiring an entity to record all derivative instruments (including certain embedded derivatives) as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. VoiceStream has adopted the provisions of these accounting standards as of January 1, 2001. Adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin was effective for the quarter ended December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer to provide telecommunication services. Adoption of the guidance provided in this bulletin did not have a material impact on our consolidated financial statements.

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

     Reclassifications

     Certain of the comparative figures in the 1999 and 1998 financial statements have been reclassified to conform to the current period presentation.

3. MERGERS AND ACQUISITIONS

     Cook Inlet Designated Entities

     On December 14, 2000, certain of our joint venture partners in the following Cook Inlet Designated Entities: Cook Inlet PCS, CIVS, CIVS II and CIVS III exercised exchange rights held by them. In exchange for the issuance of 153,063 VoiceStream common shares and approximately $51 million in cash, we increased our ownership interest in Cook Inlet PCS from 49.9% to 81.22%. In exchange for the issuance of 4,009,804 VoiceStream common shares we increased our ownership stake in CIVS from 49.9% to 74.98%. In exchange for 3,000,000 and 750,000 VoiceStream common shares, we increased our respective ownership percentages in CIVS II and CIVS III from 49.9% to 100%, respectively. The acquisitions were accounted for using the purchase method. We used the equity method to account for these investments through 2000.

     On February 14, 2001 (unaudited), the remaining minority interest holders in Cook Inlet PCS and CIVS exercised their exchange rights. In return for 321,334 VoiceStream common shares we increased our

                        VOICESTREAM WIRELESS CORPORATION

3. MERGERS AND ACQUISITIONS (CONTINUED)

ownership stake in Cook Inlet PCS from 81.22% to 100%. In return for 4,000,000 VoiceStream common shares we increased our ownership in CIVS from 74.98% to 100%.

     Aerial and Omnipoint Mergers

     On May 4, 2000, we completed the merger with Aerial and accordingly, subsequent to this date, Aerial results of operations are included in VoiceStream's consolidated results. Prior to the closing of the merger, Aerial provided PCS service in urban United States markets including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL. The merger was accounted for using the purchase method. Pursuant to the merger agreement, we exchanged 0.455 of a share of VoiceStream common stock for each outstanding share of Aerial Series A common stock.

     On February 25, 2000, we completed the merger with Omnipoint and accordingly, subsequent to this date, Omnipoint results of operations are included in VoiceStream's consolidated results. Prior to the closing of the merger, Omnipoint, directly and through joint ventures, provided PCS service in urban markets including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL, and Indianapolis, IN. The merger was accounted for using the purchase method. Pursuant to the merger agreement, we exchanged 0.825 of a share of VoiceStream common stock plus $8.00 in cash for each outstanding Omnipoint common share. Total consideration paid for the acquisition, including liabilities assumed, was $6.2 billion. In conjunction with the merger agreement signed on June 23, 1999, VoiceStream invested a total of $150.0 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement in June 1999. The remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

     In connection with the completion of the Omnipoint merger on February 25, 2000, Hutchison made an investment of $957 million in VoiceStream for common and convertible preferred securities at a purchase price of $29 per common share. A portion of this investment was made upon the signing of the merger agreement on June 23, 1999 when Hutchison invested $102.5 million in Omnipoint preferred stock. An additional $47.5 million was invested in Omnipoint preferred stock in October 1999. Upon closing of the merger, the Omnipoint preferred stock was exchanged for VoiceStream common shares at a purchase price of $29 per common share and Hutchison invested $196.4 million in exchange for VoiceStream common shares and $610.6 million in exchange for VoiceStream 2.5% convertible preferred stock. The convertible preferred stock was converted into VoiceStream common shares during 2000 at a conversion price of $29 per share. Additionally, Sonera invested $500.0 million in VoiceStream at the time of the Omnipoint merger in exchange for 8,771,930 VoiceStream common shares at $57 per share.

     On June 27, 2000, we sold a wholly owned subsidiary, Omnipoint Technologies, Inc. ("OTI"), to Xircom, Inc. ("Xircom"). Pursuant to the terms of the sales agreement, we exchanged all of the outstanding common shares of OTI for approximately 1.2 million common shares of Xircom. The sale was accounted for as a tax-free reorganization and VoiceStream did not recognize any gain or loss on the transaction. The Xircom shares received are included in other assets at their fair value of $18.6 million at December 31, 2000. The operations of OTI were immaterial to the consolidated operations of VoiceStream.

                        VOICESTREAM WIRELESS CORPORATION

3. MERGERS AND ACQUISITIONS (CONTINUED)

     The business combinations described above were accounted for using the purchase method. The components of the purchase price of these transactions and the purchase price allocations are as follows (dollars in thousands):

                                                                                               COOK INLET
                                                                                               DESIGNATED
                                                                AERIAL        OMNIPOINT       ENTITIES (B)
                                                              ----------      ----------      ------------
Consideration and merger costs:
  Total value of shares issued in merger(a).................  $5,703,500      $1,388,000       $  930,100
  Cash payments.............................................     113,900         627,000(c)       273,000
  Fair value of options and warrants converted..............       6,100         859,000               --
  Liabilities assumed inclusive of minority interest........     459,000       3,174,600          683,500
  Hutchison preferred stock conversion......................          --         150,000               --
  Merger related costs......................................      20,500          19,000              300
  Cook Inlet exchange rights (See Note 6)...................          --          28,000               --
                                                              ----------      ----------       ----------
        Total consideration.................................   6,303,000       6,245,600        1,886,900
Purchase price allocations:
  Current assets............................................      94,700         212,800          100,300
  Property, plant and equipment.............................     362,900         466,400          296,400
  Investments in unconsolidated affiliates..................       3,600         679,900               --
  Licenses and other intangibles............................     551,200         931,400        1,490,200
                                                              ----------      ----------       ----------
        Goodwill............................................  $5,290,600      $3,955,100       $       --
                                                              ==========      ==========       ==========

---------------

(a)  VoiceStream issued 52,325,301, 52,952,399, and 7,912,887 shares, respectively, in conjunction with the Aerial and Omnipoint mergers and the Cook Inlet Designated Entities exchange right conversions in 2000.

(b) The Cook Inlet Designated Entities referred to in this schedule include Cook Inlet PCS, CIVS, CIVS II and CIVS III.

(c) Includes the $150 million invested in Omnipoint Series A preferred shares in June and October of 1999, pursuant to the terms of the merger agreement.

     The above allocations reflect the fair value of assets and liabilities acquired.

     Unaudited pro forma operating results, assuming the Aerial, Omnipoint and Cook Inlet Designated Entities business combinations occurred on January 1 of each of the following years (dollars in thousands, except per share data):

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Total revenues..............................................  $2,245,000     $ 1,061,000
Net loss....................................................  $(2,545,000)   $(1,696,000)
Basic and diluted loss per common share.....................  $   (11.06)    $     (7.87)

                        VOICESTREAM WIRELESS CORPORATION

4. PROPERTY AND EQUIPMENT

                                                                                      DECEMBER 31,
                                                                              ----------------------------
                                                              USEFUL LIVES        2000            1999
                                                              ------------    ------------    ------------
                                                                                 (dollars in thousands)
Land, buildings and improvements............................  5 - 40 years    $   108,510     $    24,590
Wireless communications systems.............................  5 - 10 years      2,444,112         849,148
Furniture and equipment.....................................  3 -  5 years        361,909         109,576
                                                                              -----------     -----------
                                                                                2,914,531         983,314
Accumulated depreciation....................................                     (740,956)       (284,670)
                                                                              -----------     -----------
                                                                                2,173,575         698,644
Construction in progress....................................                    1,293,975         233,148
                                                                              -----------     -----------
                                                                              $ 3,467,550     $   931,792
                                                                              ===========     ===========

     Depreciation expense was $390.0 million in 2000, $133.9 million in 1999 and $77.6 million in 1998.

5. LICENSING COSTS AND OTHER INTANGIBLE ASSETS

                                                                                      DECEMBER 31,
                                                                              ----------------------------
                                                              USEFUL LIVES        2000            1999
                                                              ------------    ------------    ------------
                                                                                 (dollars in thousands)
License costs...............................................     40 years     $ 3,714,051     $   323,272
Lease rights................................................     15 years          57,066         101,376
Other intangible assets.....................................  3 - 40 years        175,123          47,428
                                                                              -----------     -----------
                                                                                3,946,240         472,076
Accumulated amortization....................................                     (118,923)        (21,815)
                                                                              -----------     -----------
                                                                              $ 3,827,317     $   450,261
                                                                              ===========     ===========

     Amortization expense was $420.8 million in 2000, $6.9 million in 1999 and $6.2 million in 1998.

6. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
                                                                 (dollars in thousands)
Cook Inlet PCS..............................................  $        --     $    61,879
CIVS........................................................           --         181,743
CIVS IV.....................................................      212,209              --
CIVS V......................................................       74,915              --
Microcell...................................................      209,758              --
Omnipoint...................................................           --         161,123
Other.......................................................        1,987           4,976
                                                              -----------     -----------
                                                              $   498,869     $   409,721
                                                              ===========     ===========

     Cook Inlet Designated Entities

     In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F Block licenses for the initial five year period following award of the licenses. VoiceStream does not qualify as a Designated Entity. In order to continue expansion of service to our customers, we obtained 49.9% minority interests in six Designated Entities controlled by Cook Inlet Region, Inc. ("CIRI") directly and through its affiliates. In December 2000, we acquired controlling interest in four of these Designated Entities: Cook Inlet PCS, CIVS, CIVS II and CIVS III. At December 31, 2000, there are two remaining Designated Entities controlled by CIRI: Cook

                        VOICESTREAM WIRELESS CORPORATION

6. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (CONTINUED)

Inlet/VS GSM IV PCS Holdings, LLC ("CIVS IV") and Cook Inlet/VS GSM V PCS Holdings LLC ("CIVS V"). We expect that VoiceStream customers will be able to obtain service in the Designated Entities' territories through reseller and other contractual arrangements between VoiceStream and these Designated Entities or their affiliates.

     On entering into each of the ventures described below, the affiliates of CIRI were granted exchange rights entitling them to certain rights, but no obligation, to exchange their ownership interests for VoiceStream common shares. The rights are conditioned upon the FCC's Designated Entity rules and VoiceStream's legal ability to own the C and F block licenses at the time of the exchange under such rules. The initial fair value of these exchange rights is included in our investments in these entities and then amortized over the remaining FCC restricted holding periods for the respective licenses.

     Cook Inlet PCS

     VoiceStream had an 81.22% and a 49.9% interest in Cook Inlet PCS at December 31, 2000 and 1999, respectively. VoiceStream funds the operations of Cook Inlet PCS through loans evidenced by promissory notes which bear interest at 15% and are due 180 days after the date of issuance. Cook Inlet PCS has operations in Spokane, WA and Tulsa, OK. All other PCS licenses held by Cook Inlet PCS are not operating or operate under reseller agreements with VoiceStream.

     On December 14, 2000, Cook Inlet Telecommunications, Inc., a subsidiary of CIRI, and the entity that controlled Cook Inlet PCS, and SSPCS Corporation exercised their exchange rights. In return for 153,063 VoiceStream common shares and approximately $51 million in cash, VoiceStream acquired an additional 31.32% in Cook Inlet PCS resulting in a controlling interest of 81.22%. On February 14, 2001 (unaudited), Providence Media Partners, L.P. exercised its exchange rights. In return for 321,334 VoiceStream common shares, VoiceStream acquired the remaining 18.78% interest in Cook Inlet PCS. This investment was accounted for under the equity method through 2000 until Cook Inlet Telecommunications, Inc. and SSPCS exercised their exchange rights and VoiceStream acquired a controlling interest.

     CIVS

     VoiceStream had a 74.98% and a 49.9% interest in CIVS at December 31, 2000 and 1999, respectively. VoiceStream initially funded the operations of CIVS through loans evidenced by promissory notes which bear interest at 15% and are due 180 days after the date of issuance. CIVS operates the Dallas, TX market, which was launched in September 2000. All other PCS licenses held by CIVS are not operating.

     On December 14, 2000, Cook Inlet GSM, Inc. a subsidiary of CIRI, and the entity that controlled CIVS, exercised its exchange rights. In return for 4,009,804 VoiceStream common shares, VoiceStream acquired an additional 25.08% in CIVS resulting in a controlling interest of 74.98%. On February 14, 2001 (unaudited), Providence Equity Partners IV, L.P. and Providence Equity Operating Partners III L.P. exercised their exchange rights. In return for 4,000,000 VoiceStream common shares, VoiceStream acquired the remaining 25.02% interest in CIVS. This investment was accounted for under the equity method through 2000 until Cook Inlet GSM, Inc. exercised its exchange rights and VoiceStream acquired a controlling interest.

     CIVS II and CIVS III

     Immediately prior to VoiceStream's merger with Omnipoint, Omnipoint's C and F Block licenses, assets and liabilities associated with these licenses and operations were transferred to CIVS II and CIVS III, which, at the date of the transfer, were controlled by CIRI through Cook Inlet GSM, Inc., and qualified as Designated Entities. VoiceStream funds the operations of CIVS II and III through loans evidenced by promissory notes which bear interest at 15% and are due 180 days after the date of issuance. CIVS II operates

                        VOICESTREAM WIRELESS CORPORATION

6. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (CONTINUED)

the Philadelphia, PA, Atlantic City, NJ and Dover, DE markets. All other PCS licenses held by CIVS II and CIVS III are not operating.

     VoiceStream had a 100% interest in CIVS II and CIVS III at December 31, 2000. VoiceStream originally contributed a combination of non-cash assets and liabilities for its 49.9% ownership. On December 14, 2000, CIRI exercised its exchange rights in return for 3,000,000 and 750,000 VoiceStream common shares for its 50.1% interest in CIVS II and CIVS III, respectively. These investments were accounted for under the equity method through December 2000 when CIRI exercised its exchange rights and VoiceStream acquired a 100% interest in these entities.

     CIVS IV

     CIVS IV, a Delaware limited liability company, was formed in October 2000 for the purpose of acquiring and operating licenses subject to the FCC's Designated Entity rules. CIVS IV is managed by Cook Inlet Mobile Corporation ("Cook Inlet Mobile"), a subsidiary of CIRI, which owns a 50.1% interest in CIVS
IV. Through a subsidiary, VoiceStream holds a 49.9% membership interest in CIVS
IV. In October 2000, VoiceStream, through is subsidiary, and Cook Inlet Mobile made capital investments in CIVS IV commensurate with their respective ownership percentages.

     On entering into the agreement, VoiceStream granted Cook Inlet Mobile exchange rights entitling Cook Inlet Mobile to certain rights, but no obligation, to exchange its ownership interest for 382,657 VoiceStream common shares. These rights are conditioned by the FCC's Designated Entity rules and VoiceStream's legal ability to hold C and F block licenses at the time of the exchange under such rules. The initial fair value of these exchange rights totaled $14 million and was recorded as an increase to investments in and advances to unconsolidated affiliates and additional paid-in capital. The exchange rights will be amortized beginning in 2001 over the remaining FCC restricted holding periods for the licenses. Additionally, VoiceStream loaned $195 million to CIVS IV as evidenced by promissory notes, bearing interest at the higher of 10% or LIBOR plus 5%, to fund the purchase of certain C block licenses. Our total investment in CIVS IV, including advances under such promissory notes, was $212.2 million at December 31, 2000. VoiceStream is using the equity method to account for its investment in CIVS IV.

     CIVS V

     CIVS V, a Delaware limited liability company, was formed in October 2000 for the purposes of acquiring and operating licenses subject to the FCC's Designated Entity rules. CIVS V is managed by Cook Inlet Wireless, Inc. ("Cook Wireless"), a subsidiary of CIRI, which owns a 50.1% interest in CIVS V. Through a subsidiary, VoiceStream holds a 49.9% membership interest in CIVS V. In November 2000, VoiceStream, through its subsidiary, and Cook Wireless made capital investments in CIVS V commensurate with their respective ownership percentages.

     Microcell Investment

     On February 28, 2000, we invested $274.6 million in Class A shares of Microcell Telecommunications Inc. ("Microcell"), a Canadian GSM service provider. The per share transaction price was equal to the closing market price of Microcell's publicly traded Class B Non-Voting shares on the Nasdaq National Market System on January 6, 2000.

     The Class A shares constitute approximately 15% of the issued and outstanding equity securities of Microcell. Class A shares are non-voting but are convertible at any time into common shares, which are voting (subject to Canadian foreign ownership restrictions). If fully converted, these common shares would represent a 22.6% voting interest in Microcell. Additionally, VoiceStream is entitled to designate two members of

                        VOICESTREAM WIRELESS CORPORATION

6. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (CONTINUED)

Microcell's Board of Directors. The investment is being accounted for using the equity method. Amortization expense recognized from February 28, 2000 through December 31, 2000 was $10.9 million and is included in our equity in net losses of unconsolidated affiliates.

     Included in our other comprehensive loss for the twelve months ended December 31, 2000 are $7.5 million in currency translation adjustments to our recorded investment in Microcell due to the effect of changes in Canadian to U.S. dollar exchange rates and $21.0 million in unrealized loss on investments held by Microcell.

7. ACCRUED LIABILITIES

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
                                                              (dollars in thousands)
Accrued payroll and benefits................................  $182,827       $ 32,436
Accrued interest payable....................................    51,154         18,652
Accrued property taxes and other taxes......................    96,177         22,606
Other.......................................................    74,463         40,840
                                                              --------       --------
                                                              $404,621       $114,534
                                                              ========       ========

8. LONG TERM DEBT

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (dollars in thousands)
Credit facilities:
  Term loans................................................  $2,425,000   $  250,000
  Vendor facility...........................................     750,000      250,000
  Revolvers.................................................     150,000           --
Senior Notes:
  10 3/8% Senior Notes, due in 2009.........................   1,727,904    1,100,000
  11 7/8% Senior Discount Notes, due in 2009................     720,000      720,000
  11 5/8 % Senior Discount Notes, due in 2006...............       4,582           --
  11 1/2 Senior Discount Notes, due in 2009.................     205,000           --
FCC license obligations.....................................      32,113           --
                                                              ----------   ----------
                                                               6,014,599    2,320,000
Unamortized discount and premium, net.......................    (262,600)    (308,549)
Current portion of long-term debt...........................     (32,113)          --
                                                              ----------   ----------
                                                              $5,719,886   $2,011,451
                                                              ==========   ==========

     Credit Facilities

       VoiceStream Credit Facility

     On February 25, 2000, immediately following the completion of the Omnipoint merger, we entered into a credit facility with a consortium of lenders. Pursuant to the credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the credit facility is a $1.35 billion reducing revolving credit. The term loan portion of the facility is comprised of a $900 million tranche and a $1 billion tranche. In addition, the credit facility permits up to $1.5 billion of additional indebtedness through a vendor facility of $1.0 billion and an incremental facility of up to $500 million. Total borrowing permitted under the credit facility including the additional indebtedness is $4.75 billion. The repayment of the $4.75 billion is secured by, among other things, the grant of a security

                        VOICESTREAM WIRELESS CORPORATION

8. LONG TERM DEBT (CONTINUED)

interest in certain assets of VoiceStream and certain of its subsidiaries and in the capital stock of certain of VoiceStream's subsidiaries.

     Borrowings under the revolving credit portion and the $900 million Tranche A term loan portion of the credit facility bear interest, at our option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the credit facility. The availability of the revolving credit portion of the credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages: 10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight, with a final maturity on February 25, 2008. At December 31, 2000 $1.35 billion was available through the revolving credit portion of the credit facility. The $900 million tranche is required to be amortized at the same rate that the availability under the revolving credit portion of the credit facility reduces with a final maturity on the eighth anniversary of the closing date.

     The $1 billion Tranche B term loan portion of the credit facility bears interest, at our option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The $1 billion tranche is required to be amortized in the following amounts during the period commencing three years after the closing date through the ninth anniversary: 1% million in each of years four through nine and a final maturity of the remaining balance on February 25, 2009.

     On April 28, 2000 we received a commitment for the vendor facility that provides for up to $1.0 billion in senior credit facilities and requires us to make certain equipment, software and services purchases. The facility became part of the credit facility and is subject to the same covenants and is entitled the same collateral on a pari passu basis. In 2000, $750 million was drawn under this facility and an additional $250 million may be drawn under the vendor facility through June 30, 2001. The applicable margin on the additional $250 million of the vendor facility may be subject to adjustment of any time before disbursement of the funds. The vendor facility bears interest at the same rate as Tranche B of the term loan discussed above and is required to be amortized in the following percentages during the period commencing four years after the closing date: 1% in each of years five through nine with a final maturity of the remaining balance on June 30, 2009. The applicable margin on the additional $250 million of the vendor facility may be subject to adjustment at any time before the disbursement of funds.

     The credit facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. As of December 31, 2000 we were in compliance with these affirmative and negative covenants.

       CIVS Credit Facility

     On January 13, 2000, an infrastructure equipment vendor agreed to provide subsidiaries of CIVS with credit facilities up to $735 million, composed of a $485 million loan facility (including a $160 million revolving loan and term loans aggregating $325 million), $100 million of 13% Series A Senior Discount Notes, and up to $150 million 13% Series A Subordinated Notes. The repayment of the $485 million loan facility is secured by, among other things, the grant of a security interest in the capital stock and assets of certain of CIVS's subsidiaries. The net proceeds are being used to finance capital expenditures, permitted investments, and for working capital in connection with our Chicago and Dallas systems.

                        VOICESTREAM WIRELESS CORPORATION

8. LONG TERM DEBT (CONTINUED)

     The term loan portion of the loan facility described above is divided into a $125 million loan and $200 million loan. Advances under the revolving loan and the $125 million term loan bear interest, at the borrower's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 5/8%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 2.75%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 3.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the loan facility. Advances under the $200 million term loan bear interest, at the borrower's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 5/8%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 3.00%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 4.00%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the loan facility. The availability of the revolving loan declines as follows: 17.5% in 2004, 20% in 2005, 25% in 2006 and 37.5% in 2007 with a final maturity of December 31, 2007. The $125 million term loan is required to be amortized at the same rate as the availability of the revolving loan declines. The $200 million term loan portion of this facility is required to be amortized 1% in each of 2004 through 2007 with the remainder maturing on December 31, 2008.

     The CIVS loan facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. As of December 31, 2000, we were in compliance with these affirmative and negative covenants of the CIVS loan facility and had $160 million available through the revolving credit portion of the facility. The Series A Senior Discount Notes and Series A Subordinated Notes have not been issued but may be issued at any time before June 30, 2001.

       CIVS II Credit Facility

     On May 4, 2000, a wholly owned subsidiary of CIVS II entered into a $350 million loan facility for the purpose of financing the continued build-out of networks and the operations of the Philadelphia, PA; Atlantic City, NJ; and Dover, DE markets and refinancing of $145 million of prior indebtedness. The CIVS II loan facility is collateralized by substantially all of the assets of such subsidiary and its license subsidiaries, and a pledge of all capital stock of each subsidiary.

     The CIVS II loan facility consists of a revolving loan facility of up to $150 million and a $200 million term loan. The principal amount of the CIVS II revolving loan facility is payable in quarterly installments beginning in 2004 as follows: 11.25% in 2004, 18.75% in 2005, 23.75% in 2006, 36.25% in 2007, and
10% on final maturity of March 31, 2008. The principal amount of CIVS II term loan facility is payable in quarterly installments beginning in 2004 as follows:
0.75% in 2004; 1% in each of 2005, 2006 and 2007; 72.25% in 2008 and 24% of the loan facility is due on the final maturity date of March 31, 2009. Interest on the CIVS II loan facility is payable at varying interest rates at a base rate based either on the Federal Funds Rate plus 1/2% or the prime rate, or Eurodollar plus, in each case, a set margin based on the borrowers leverage ratio. The CIVS II loan facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. As of December 31, 2000, we had fully utilized the credit available under the CIVS II loan facility. We were in compliance with all but one covenant, related annualized EBITDA levels, but had obtained an appropriate waiver for this event of non-compliance.

     Both the CIVS and CIVS II credit facilities are included in our consolidated balance sheet at December 31, 2000 after we acquired controlling interests of these entities.

                        VOICESTREAM WIRELESS CORPORATION

8. LONG TERM DEBT (CONTINUED)

     Senior Notes

     Our 10 3/8% Senior Notes accrue interest at the rate of 10 3/8% per annum payable semiannually and mature on November 15, 2009. Our 11 7/8% Senior Discount Notes were issued at a discount which is being accreted to the full principal value of $720 million over five years to November 15, 2004. Interest is accrued at a rate of 11 7/8% per annum, and will be payable semiannually commencing on May 15, 2005. The 11 7/8% Senior Discount Notes mature on November 25, 2009. Our 11 1/2% Senior Notes accrue interest at 11 1/2% payable semiannually and mature on September 15, 2009. The Senior Note indentures contain affirmative and negative covenants, including financial covenants and provide for various events of default. As of December 31, 2000 we were in compliance with these covenants.

     During 2000, VoiceStream issued additional debt in exchange for certain debt outstanding of Omnipoint (dollars in millions):

            OMNIPOINT DEBT EXCHANGED                             VOICESTREAM DEBT ISSUED
-------------------------------------------------        ---------------------------------------
BALANCE    RATE          DESCRIPTION         DUE         BALANCE    RATE    DESCRIPTION     DUE
-------------------------------------------------        ---------------------------------------
$142.8        14%   Senior Notes             2003        $149.7     10 3/8% Senior Notes    2009
$102.3     11 1/2%  Senior Notes             2009        $102.3     11 1/2% Senior Notes    2009
$200.0     11 5/8%  Senior Notes             2006        $478.2     10 3/8% Senior Notes    2009
$245.4     11 5/8%  Series A Senior Notes    2006

     At December 31, 2000 following the completion of these exchanges $4.6 million of the Omnipoint 11 5/8% and Series A Senior Notes and $102.7 million of the Omnipoint 11 1/2% Senior Notes remain outstanding. The Omnipoint 11 1/2% Senior Notes accrue interest at an effective rate of 11.93%, payable semiannually and mature on September 15, 2009. The Omnipoint 11 5/8% Series A Senior Notes accrue interest at 11 5/8% payable semiannually and mature on August 9, 2006. The differences in the total value of debt exchanged were treated as Omnipoint purchase price adjustments.

     Maturities

     The aggregate amounts of principal maturities of long-term debt at December 31, 2000 are as follows (dollars in thousands):

Year ending December 31,
2001........................................................  $   32,113
2002........................................................          --
2003........................................................     100,000
2004........................................................     187,250
2005........................................................     247,125
Thereafter..................................................   5,448,111
                                                              ----------
                                                              $6,014,599
                                                              ==========

                        VOICESTREAM WIRELESS CORPORATION

9. COMMITMENTS AND CONTINGENCIES

     Commitments

     Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2000, are summarized below (dollars in thousands):

Year ending December 31,
2001........................................................  $141,772
2002........................................................   136,996
2003........................................................   134,961
2004........................................................   130,405
2005........................................................   119,177
Thereafter..................................................   236,078
                                                              --------
                                                              $899,389
                                                              ========

     Aggregate rental expense for all operating leases was approximately $142.8 million in 2000, $32.1 million in 1999 and $21.3 million in 1998.

     In order to ensure adequate supply and availability of certain infrastructure equipment and services, VoiceStream has committed to purchase PCS equipment from various suppliers. These commitments total approximately $1.6 billion as of December 31, 2000. At December 31, 2000, VoiceStream has ordered approximately $1.3 billion under all of these agreements, of which approximately $187.9 million has not been delivered.

     VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

     Contingencies

     On May 3, 1999, Western Wireless distributed its entire 80.1% interest in VoiceStream's common shares to its stockholders. Prior to this "spin-off," Western Wireless obtained a favorable ruling from the IRS indicating that the spin-off would not result in the recognition of gain or taxable income to Western Wireless or its stockholders. However, Western Wireless could still recognize gain upon the spin-off, notwithstanding the favorable IRS ruling, if it is determined that the spin-off was part of a "prohibitive plan," that is, a plan or series of related transactions in which one or more persons acquire, directly or indirectly 50% or more of VoiceStream's stock. Acquisitions of 50% or more of VoiceStream's stock occurring during the four year period beginning two years before the spin-off would give rise to a rebuttable presumption that the spin-off was part of a prohibited plan. Although it is not assured, VoiceStream believes that it should be able to establish that the spin-off, the subsequent Omnipoint and Aerial mergers, certain investments by Hutchison and Sonera and the potential VoiceStream/Powertel mergers are not pursuant to a "prohibitive plan."

     VoiceStream has agreed to indemnify Western Wireless on an after-tax basis for any taxes, penalties, interest and various other expenses incurred by Western Wireless if it is required to recognize such a gain. The amount of such gain that Western Wireless would recognize would be equal to the difference between the fair market value of VoiceStream common shares at the time of the spin-off and Western Wireless' adjusted tax basis in such shares at the time. The estimated range of possible liability of VoiceStream, not including interest and penalties, if any, is from zero to $400 million.

                        VOICESTREAM WIRELESS CORPORATION

10. PREFERRED STOCK

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

     Each share of Convertible Voting Preferred Stock is entitled to one vote. The Convertible Voting Preferred Stock votes together with the VoiceStream common stock as a single class and is entitled to receive dividends and other distributions made by VoiceStream on its common stock on an as-converted basis. Until the Deutsche Telekom/VoiceStream merger agreement is terminated, the Convertible Voting Preferred Stock may only be transferred by Deutsche Telekom to a controlled subsidiary. The Convertible Voting Preferred Stock ranks senior in rights upon liquidation or dissolution to VoiceStream's common stock, and will rank junior to any other VoiceStream Preferred Stock. VoiceStream may at its option redeem the Convertible Voting Preferred Stock at the liquidation preference thereof after December 31, 2020, and VoiceStream shall upon the request of the holder thereof redeem the Convertible Voting Preferred Stock at the liquidation preference thereof after December 31, 2030; provided, however, that VoiceStream may not make such redemption if prohibited from doing so by law or agreement or if doing so would make it insolvent.

     Preferred stock of consolidated subsidiary

     Preferred stock of consolidated subsidiary includes Omnipoint depositary shares ("Depositary Shares"), each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock ("Preferred Stock"). Each Depositary Share has a liquidation preference of $50, equivalent to $1,000 per share of Preferred Stock. The holder of each Depositary Share is entitled to a quarterly payment from the Deposit Account in an amount equal to $0.268 per Depositary Share. These dividends are reflected in the consolidated statements of operations as accretion of preferred stock of consolidated subsidiary.

     Each Depositary Share may be converted at any time at the option of the holder into 1.3256 VoiceStream common shares plus $12.86. The Depositary Shares may not be redeemed prior to May 2001. On or after May 2001, the Depositary Shares may be redeemed, in whole or in part, at the option of the Company, in cash or common stock or a combination thereof, plus all accrued and unpaid dividends to the redemption date. The redemption price is $52 in 2001, declining to $50 in 2005 and thereafter.

                        VOICESTREAM WIRELESS CORPORATION

11. INCOME TAXES

     Significant components of deferred income tax assets and liabilities, net of tax, are as follows (dollars in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000          1999
                                                              -----------    --------
Deferred tax liabilities:
  Intangible assets.........................................  $  (705,809)   $(34,423)
  Property and equipment....................................           --     (40,992)
                                                              -----------    --------
Total deferred liabilities..................................  $  (705,809)   $(75,415)
                                                              ===========    ========
Deferred tax assets:
  Other.....................................................  $    15,145    $ 26,740
  Property and equipment....................................        1,904          --
  Start-up expenditures capitalized for tax purposes........       20,081       7,702
  Allowance for doubtful accounts...........................       39,170       6,971
  NOL.......................................................    2,202,264     459,459
  Valuation reserve.........................................   (1,572,755)   (425,457)
                                                              -----------    --------
Total deferred assets.......................................      705,809      75,415
                                                              -----------    --------
Net deferred tax assets.....................................  $        --    $     --
                                                              ===========    ========

     VoiceStream had approximately $5.52 billion in net operating loss ("NOL") carryforwards at December 31, 2000. The NOLs will expire between 2010 and 2020. The valuation allowance increased approximately $1.1 billion in 2000, $216.9 million in 1999 and $100.0 million in 1998.

     Management believes that available objective evidence including recurring operating losses resulting primarily from the development of VoiceStream's PCS business creates sufficient uncertainty regarding the realization of the net deferred tax assets. Accordingly, a valuation allowance has been provided for the net deferred tax assets of VoiceStream.

     The difference between the statutory tax rate of approximately 40% (35% federal and 5% state, net of federal benefits) and the tax benefit of zero recorded by VoiceStream is due to VoiceStream's full valuation allowance against net deferred tax assets. VoiceStream's ability to utilize the NOL's in any given year may be limited by certain events, including a significant change in ownership interest.

12. STOCK-BASED COMPENSATION PLANS AND WARRANTS

     Stock-based compensation plans

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

     In accordance with the provisions of EITF 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring," VoiceStream recorded deferred compensation of $69.0 million as a result of this restructure. Of the $69.0 million, $15.6 million and $50.4 million was recognized as expense during 2000 and 1999, respectively, to reflect the cost of options that have fully vested. Additionally, deferred compensation of $34.2 million and $17.0 million was recognized pursuant to fair market value adjustments for the underlying shares in the Restricted Stock Plan in 2000 and 1999, respectively. Of these amounts, $35.4 million

                        VOICESTREAM WIRELESS CORPORATION

12. STOCK-BASED COMPENSATION PLANS AND WARRANTS (CONTINUED)

and $10.3 million was recognized as expense during 2000 and 1999, respectively. This plan is accounted for as a variable plan.

     The Employee Stock Purchase Plan ("ESPP"), which has been effective since 1999, provides for the issuance of up to 1,500,000 shares of Common Stock to eligible employees participating in the plan. The terms and conditions of eligibility under the ESPP require that an employee must have been employed by VoiceStream or its subsidiaries for at least three months prior to participation. A participant may contribute up to 10% of their total annual compensation toward the ESPP, not to exceed the IRS contribution limit each calendar year. Shares are offered under this ESPP at 85% of market value at each offer date. Participants are fully vested at all times.

     The Management Incentive Stock Option Plan ("MISOP"), which has been effective since 1999, provides for the issuance of up to 20,000,000 shares of common stock as either Nonqualified Stock Options or as Incentive Stock Options. The vesting period and option term is determined by the MISOP administrator. Options typically vest over a four year period and have a term of up to 10 years.

     VoiceStream accounts for its stock compensation plans following the guidelines of APB Opinion No. 25 and related interpretations. Had compensation cost been determined based upon the fair value at the grant dates for awards under these plans consistent with the method defined in SFAS No. 123, VoiceStream's net loss and basic loss per share would have increased to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------    ---------
Net loss:
  As reported...............................................  $(2,094,389)   $(454,739)
  Pro forma.................................................  $(2,168,578)   $(497,159)
Basic and diluted loss per share:
  As reported...............................................  $    (10.93)   $   (4.75)
  Pro forma.................................................  $    (11.32)   $   (5.19)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                                   2000             1999
                                                              --------------    -------------
Weighted average risk free interest rate....................   5.56% to 6.48%   5.61% to 6.41%
Expected dividend yield.....................................               0%               0%
Expected volatility.........................................              87%              75%
Expected lives..............................................       7.1 years        7.5 years

     The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

                        VOICESTREAM WIRELESS CORPORATION

12. STOCK-BASED COMPENSATION PLANS AND WARRANTS (CONTINUED)

     Options granted, exercised and canceled are summarized as follows (in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                             2000                       1999
                                                    -----------------------    -----------------------
                                                                WEIGHTED                   WEIGHTED
                                                              AVERAGE PRICE              AVERAGE PRICE
                                                    SHARES      PER SHARE      SHARES      PER SHARE
                                                    ------    -------------    ------    -------------
Outstanding, beginning of period..................   4,135       $  8.52          --         $  --
Options granted...................................   1,399        112.75       4,899         $8.00
Options assumed...................................   6,289         19.32          --            --
Options exercised.................................  (3,910)        15.39        (764)         5.19
Options cancelled.................................    (250)        29.16          --            --
                                                    ------       -------       -----         -----
Outstanding, end of the period....................   7,663       $ 34.02       4,135         $8.52
                                                    ======       =======       =====         =====
Exercisable, end of period........................   3,758       $ 13.57       2,232         $6.06
                                                    ======       =======       =====         =====

     The weighted average fair value of stock options granted was $92.10 in 2000 and $25.97 in 1999.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000 (in thousands, except per share data):

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                           ----------------------------------------   -----------------------
                                       WEIGHTED         WEIGHTED                  WEIGHTED
                                       AVERAGE          AVERAGE                   AVERAGE
 RANGE OF EXERCISE PRICE   NUMBER   REMAINING LIFE   EXERCISE PRICE   NUMBER   EXERCISE PRICE
 -----------------------   ------   --------------   --------------   ------   --------------
     $  0.02 - $  7.31     1,950        5 yrs           $  5.41       1,761       $  5.97
        7.99 -   11.32     1,622        8                 10.33         512          9.98
       11.41 -   29.66     2,370        7                 23.62       1,400         21.12
       30.23 -  117.37     1,666        9                102.80          84         67.91
      118.00 -  134.10        55        9                118.43           1        119.06
                           -----        -----           -------       -----       -------
     $  0.02 - $134.10     7,663        7 yrs           $ 34.02       3,758       $ 13.57
                           =====        =====           =======       =====       =======

     Warrants

     Prior to the Omnipoint merger, VoiceStream had no stock warrants issued or outstanding. Under the terms of the Omnipoint merger, we assumed outstanding warrants from Omnipoint, which we recorded as additional merger consideration (see Note 3). At December 31, 2000 165,257 warrants with an exercise price of $1.546 per share and 109,587 warrants with an exercise price of $1.695 per share to purchase VoiceStream common stock were outstanding. These warrants were fully exercised in February 2001.

                        VOICESTREAM WIRELESS CORPORATION

13. SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     Selected quarterly consolidated financial information for the years ended December 31, 2000 and 1999 is as follows (dollars in thousands, except per share data):

                                                                                                  BASIC AND
                                                                                                 DILUTED LOSS
                                                            TOTAL      OPERATING                  PER COMMON
                      QUARTER ENDED                        REVENUES      LOSS       NET LOSS        SHARE
                      -------------                        --------    ---------    ---------    ------------
March 31, 1999*..........................................  $ 67,712    $ (57,481)   $ (77,186)      $(0.81)
June 30, 1999*...........................................  $109,050    $(105,933)   $(132,817)      $(1.39)
September 30, 1999*......................................  $134,932    $ (61,739)   $ (93,034)      $(0.97)
December 31, 1999........................................  $163,835    $ (97,622)   $(151,702)      $(1.58)

March 31, 2000...........................................  $256,998    $(119,116)   $(203,330)      $(1.68)
June 30, 2000............................................  $453,557    $(264,149)   $(414,224)      $(2.16)
September 30, 2000.......................................  $562,242    $(507,438)   $(657,325)      $(3.02)
December 31, 2000........................................  $649,900    $(562,794)   $(806,975)      $(3.49)

---------------
* Certain reclassifications have been made to the quarterly revenue amounts to conform to the annual presentation.

14. RELATED PARTY TRANSACTIONS:

     VoiceStream and the Cook Inlet Designated Entities are parties to technical services agreements and reciprocal resale agreements which entitle each party to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each party performs as a reseller for the other and related fees are charged and paid between the parties. Through 2000, we earned revenues of $113.8 million and incurred expenses of $138.1 million related to these agreements as compared to revenues of $22.5 million and expenses of $26.3 million for the year ended December 31, 1999.

     After the spin-off, the NOL carryforwards resulting from VoiceStream's cumulative tax losses were transferred from Western Wireless to VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison investment, we paid Western Wireless $20.0 million for the estimated tax benefit of NOLs generated while VoiceStream was a subsidiary of Western Wireless. This was accounted for as a capital adjustment to Western Wireless in 1999. In 2001, as a result of Western Wireless retaining a portion of the NOLs generated by VoiceStream before the spin-off pursuant to the Tax Sharing agreement between the companies, Western Wireless will pay VoiceStream approximately $24.5 million (unaudited). This will also be treated as a capital adjustment.

15. SUBSEQUENT EVENTS

     STPCS Asset and License Purchase

     On January 22, 2001, VoiceStream and CIVS IV purchased certain D and F block licenses owned by two subsidiaries of STPCS Joint Venture, LLC ("STPCS") in Texas. A subsidiary of VoiceStream owned an 18% interest in STPCS. Under the terms of the agreement, STPCS sold its D Block licenses in the Brownsville, Laredo, Corpus Christi and McAllen BTA's and certain other owned assets to VoiceStream for approximately $297 million. Additionally, STPCS sold its F block licenses in the McAllen, Brownsville, Eagle Pass, Victoria and Laredo BTA's and certain other owned assets to CIVS IV, a Designated Entity, for $9 million.

                        VOICESTREAM WIRELESS CORPORATION

15. SUBSEQUENT EVENTS (CONTINUED)

     License exchange between AT&T Wireless and Omnipoint Holdings, LLC

     On July 24, 2000, a VoiceStream subsidiary, Omnipoint Holdings, Inc. ("OHI"), entered into an agreement with AT&T Wireless PCS, LLC ("AT&T") for the exchange of certain D and E block 10 MHz licenses held by OHI and other VoiceStream subsidiaries in Detroit, MI and St. Louis, MO for portions of certain A Block 10 MHz licenses held by AT&T in Phoenix, AZ and Puerto Rico. The population covered by the AT&T licenses is approximately 7.2 million, as compared to 8.7 million for the licenses traded by OHI. AT&T has agreed to pay OHI $11.7 million as additional consideration for the additional covered population of the licenses received from OHI. Under the terms of the agreement, neither party assumes any liabilities related to the licenses being transferred. The parties have filed applications with the FCC requesting approval of the exchange, which have been granted. These transactions are anticipated to close in the first quarter of 2001.

     License exchange between VoiceStream and Cingular Wireless

     In November 2000, several VoiceStream subsidiaries entered into an agreement with Cingular Wireless ("Cingular") for the exchange of licenses covering approximately 35 million people. Cingular will acquire from VoiceStream 10 MHz of spectrum for the New York, NY MTA, as well as 10 MHz in each of the St. Louis, MO and Detroit, MI BTAs. VoiceStream will acquire from Cingular 10 MHz of spectrum in the Los Angeles and San Francisco MTA's, which include most of the states of California and Nevada. The transaction is expected to close in mid-2001, and is structured as a tax free exchange, and no cash or other consideration is involved in the exchange. The agreement is subject to FCC approval.

     License Exchange Between AT&T and Omnipoint

     On November 6, 2000, two wholly-owned VoiceStream subsidiaries, Omnipoint Holdings, Inc (OHI) and Omnipoint Albany-Schenectady-Glens Falls E License, LLC
(OASG), entered into an agreement with AT&T for the exchange of the E Block license in Albany, NY held by OASG for 10 MHz of the A Block within Bloomington, IL and Little Rock, AR. The population covered by the AT&T licenses is approximately 1.2 million, as compared to 1 million for the licenses traded by OASG. These transactions are anticipated to close in April 2001.

     BCN Communications

     On January 24, 2001, CIVS IV purchased a 100% Class A membership interest in BCN Communications LLC to acquire the Philadelphia, Atlantic City and Dover C2 15 MHz licenses.

     FCC Auction #35

     On January 26, 2001, on completion of the latest FCC Auction # 35 1900 MHz spectrum re-auction CIVS V and VoiceStream were high bidders on 41 additional PCS licenses for $989 million. As part of the auction we deposited $150 million with the FCC.

     Pocket Communications and Leap Wireless (unaudited)

     On February 12, 2001, CIVS IV purchased 12 C block licenses in Las Vegas, NV, New Orleans, LA, Houma-Thibidaux, LA, Omaha, NE, Sandusky, OH, Adrian, MI, Battle Creek, MI, Grand Rapids, MI, Jackson, MI, Muskegon, MI, Toledo, OH and Pittsburgh-Parsons, KS from Pocket Communications for $195 million. In a separate agreement, we have agreed to sell 8 of these licenses to Leap Wireless, Inc. for $60 million.

                        VOICESTREAM WIRELESS CORPORATION

15. SUBSEQUENT EVENTS (CONTINUED)

     UbiquiTel (unaudited)

     On February 22, 2001, VoiceStream signed a definitive agreement with UbiquiTel (a Sprint PCS Affiliate) to purchase licenses in Bakersfield (10 MHz of A Block), Fresno, Merced, Modesto, Stockton, and Visalia (F Blocks) for approximately $50 million. The population covered by these licenses is approximately 3.4 million. This transaction is anticipated to close in the second quarter of 2001.

     Verizon Trustee (unaudited)

     On February 26, 2001, VoiceStream entered into an agreement with a Verizon Trustee to purchase licenses primarily in Cincinnati and Dayton (both 20 MHz of B Block) for approximately $200 million. The population covered by these licenses is approximately 3.4 million. This transaction is anticipated to close in mid-2001.

16. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                                  AS OF DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
Current assets..............................................  $ 2,011,526    $    50,649
Licensing costs and other intangible assets, net of
  accumulated amortization of $4,887 and $371...............       58,184         62,845
Investment in and advances to unconsolidated affiliates.....   14,144,258      1,430,593
                                                              -----------    -----------
        Total assets........................................  $16,213,968    $ 1,544,087
                                                              ===========    ===========
Current liabilities.........................................  $    71,087    $    25,259
Long-term debt, net of unamortized discount of $262,600 and
  $308,549, due 2009........................................    2,394,886      1,511,451
Minority interest in equity of consolidated subsidiaries....       16,563             --
Preferred stock of consolidated subsidiary..................      312,513             --
VoiceStream convertible voting preferred stock; $0.001 par
  value; 100,000,000 shares authorized, 3,906,250 shares
  issued and outstanding....................................    5,000,000             --
Shareholders' equity:.......................................           --             --
Common stock, $0.001 par value and paid-in capital, 1.0
  billion shares authorized, 250,791,145 and 96,305,360
  shares issued and outstanding, respectively...............   11,572,083      1,095,539
Deferred compensation.......................................       (8,412)       (25,264)
Deficit.....................................................   (3,144,752)    (1,062,898)
                                                              -----------    -----------
        Total liabilities and shareholders' equity..........  $16,213,968    $ 1,544,087
                                                              ===========    ===========

  See accompanying note to Parent Company only Condensed Financial Information

                        VOICESTREAM WIRELESS CORPORATION

16. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------    ---------    ---------
Total revenues..............................................  $       258    $   3,603    $      --
Operating expenses..........................................       84,121       76,101          354
                                                              -----------    ---------    ---------
Operating loss..............................................  $   (83,863)   $ (72,498)   $    (354)
Other income (expense):
  Interest and financing expense............................     (242,607)     (48,818)        (540)
  Equity in net losses of unconsolidated affiliates.........   (1,904,571)    (349,699)    (259,755)
  Other, net................................................      149,187       16,276        6,383
                                                              -----------    ---------    ---------
  Total other expense.......................................   (1,997,991)    (382,241)    (253,912)
                                                              -----------    ---------    ---------
Net loss....................................................  $(2,081,854)   $(454,739)   $(254,266)
                                                              ===========    =========    =========

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------   -----------   ---------
Operating activities:
  Net loss..................................................  $(2,081,854)  $  (454,739)  $(254,266)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Equity in net losses of unconsolidated affiliates.......    1,904,571       349,699     259,755
    Stock-based compensation................................       51,029        60,690          --
    Amortization of debt discount and premium, net..........       48,166            --          --
    Accrued liabilities.....................................       63,122        21,929          --
    Other...................................................        1,262        (1,871)        294
                                                              -----------   -----------   ---------
      Net cash provided by (used in) operating activities...      (13,704)      (24,292)      5,783
                                                              -----------   -----------   ---------
Investing activities:
  Purchases of property and equipment.......................      (65,079)      (61,473)     (1,422)
  Additions to licensing costs and other intangible
    assets..................................................           --          (496)     (8,744)
  Purchases of short-term investments, net..................   (1,175,636)           --          --
  Acquisitions of wireless properties, net of cash
    acquired................................................     (555,998)     (152,517)         --
  Investments in and advances to unconsolidated
    affiliates..............................................   (3,725,193)   (1,176,856)   (134,960)
  Other.....................................................       (9,730)           --          --
                                                              -----------   -----------   ---------
      Net cash used in investing activities.................   (5,531,636)   (1,391,342)   (145,126)
                                                              -----------   -----------   ---------
Financing activities:
  Net proceeds from issuance of common and preferred
    stock...................................................    6,358,865         3,643          --
  Long-term debt borrowings.................................           --     1,911,451          --
  Long-term debt repayments.................................           --      (400,000)         --
  Net payments to Western Wireless..........................           --       (13,709)   (105,446)
  Equity contributions......................................           --            --     244,789
  Deferred financing costs..................................      (28,863)      (40,600)         --
                                                              -----------   -----------   ---------
      Net cash provided by financing activities.............    6,330,002     1,460,785     139,343
                                                              -----------   -----------   ---------
Change in cash and cash equivalents.........................      784,662        45,151           0
Cash and cash equivalents, beginning of year................       45,151            --          --
                                                              -----------   -----------   ---------
Cash and cash equivalents, end of year......................  $   829,813   $    45,151   $      --
                                                              ===========   ===========   =========

  See accompanying note to Parent Company only Condensed Financial Information

                        VOICESTREAM WIRELESS CORPORATION

16. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

A. BASIS OF PRESENTATION:

     The condensed financial information presented above is included in accordance with Regulation SX Rule 4-08(e)3 and represents the condensed balance sheets, statements of operations and cash flows of VoiceStream as if the subsidiaries that are restricted under the outstanding credit facilities (see
Note 8) were unconsolidated entities. VoiceStream less these restricted subsidiaries is referred to as "Parent Company Only". The Parent Company Only ownership in such restricted subsidiaries has been reflected in the above condensed financial information using the equity method. The condensed balance sheets, statements of operations, and statements of cash flow for Parent Company Only should be read in conjunction with the VoiceStream Consolidated Financial Statements and Notes thereto.

17. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

       ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS

(dollars in thousands)

                                                          BALANCE AT   CHARGED TO                              BALANCE AT
                                                          BEGINNING    COSTS AND                                 END OF
                                                          OF PERIOD     EXPENSES    DEDUCTIONS(1)   OTHER(2)     PERIOD
                                                          ----------   ----------   -------------   --------   ----------
Year ended December 31, 1998............................   $ 2,040      $ 12,780      $  (9,105)    $    --     $  5,715
                                                           =======      ========      =========     =======     ========
Year ended December 31, 1999............................   $ 5,715      $ 37,000      $ (25,233)    $    --     $ 17,482
                                                           =======      ========      =========     =======     ========
Year ended December 31, 2000............................   $17,482      $162,800      $(113,618)    $33,936     $100,600
                                                           =======      ========      =========     =======     ========

---------------
(1)  Write-offs, net of bad debt recovery.

(2)  Recorded in purchase accounting adjustments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2001                            VOICESTREAM WIRELESS CORPORATION

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

                       SIGNATURES                                     TITLE                   DATE
                       ----------                                     -----                   ----
                By: /s/ JOHN W. STANTON                      Chairman of the Board,      March 23, 2001
  ----------------------------------------------------    Director and Chief Executive
                    John W. Stanton                       Officer (Principal Executive
                                                                    Officer)

              By: /s/ ROBERT R. STAPLETON                    President and Director      March 23, 2001
  ----------------------------------------------------
                  Robert R. Stapleton

                 By: /s/ DONALD GUTHRIE                    Vice Chairman and Director    March 23, 2001
  ----------------------------------------------------    (Principal Financial Officer)
                     Donald Guthrie

                By: /s/ DOUGLAS G. SMITH                   Vice Chairman and Director    March 23, 2001
  ----------------------------------------------------
                    Douglas G. Smith

                By: /s/ ALLYN P. HEBNER                   Vice President and Controller  March 23, 2001
  ----------------------------------------------------        (Principal Accounting
                    Allyn P. Hebner                                 Officer)

               By: /s/ MITCHELL R. COHEN                            Director             March 23, 2001
  ----------------------------------------------------
                   Mitchell R. Cohen

                By: /s/ DANIEL J. EVANS                             Director             March 23, 2001
  ----------------------------------------------------
                    Daniel J. Evans

               By: /s/ RICHARD L. FIELDS                            Director             March 23, 2001
  ----------------------------------------------------
                   Richard L. Fields

               By: /s/ CANNING K. N. FOK                            Director             March 23, 2001
  ----------------------------------------------------
                   Canning K. N. Fok

               By: /s/ JONATHAN M. NELSON                           Director             March 23, 2001
  ----------------------------------------------------
                   Jonathan M. Nelson

                       SIGNATURES                                     TITLE                   DATE
                       ----------                                     -----                   ----

               By: /s/ TERENCE M. O'TOOLE                           Director             March 23, 2001
  ----------------------------------------------------
                   Terence M. O'Toole

               By: /s/ JAMES N. PERRY JR.                           Director             March 23, 2001
  ----------------------------------------------------
                   James N. Perry Jr.

                 By: /s/ JAMES J. ROSS                              Director             March 23, 2001
  ----------------------------------------------------
                     James J. Ross

                   By: /s/ HANS SNOOK                               Director             March 23, 2001
  ----------------------------------------------------
                       Hans Snook

              By: /s/ SUSAN M.F. WOO CHOW                           Director             March 23, 2001
  ----------------------------------------------------
                  Susan M.F. Woo Chow

                 By: /s/ FRANK J. SIXT                              Director             March 23, 2001
  ----------------------------------------------------
                     Frank J. Sixt

               By: /s/ KAJ-ERIK RELANDER                            Director             March 23, 2001
  ----------------------------------------------------
                   Kaj-Erik Relander

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   2.1     Agreement and Plan of Merger, dated as of July 23, 2000, as amended and restated on February 8, 2001, among Deutsche
           Telekom AG, VoiceStream Wireless Corporation and a Delaware
           corporation formed by Deutsche Telekom AG (incorporated
           herein by reference to Exhibit 2.1 of VoiceStream Wireless
           Corporation's Registration Statement on Amendment No. 2 to
           Form S-4 (File No. 333-47306), filed on February 9, 2001).
           Schedules and certain other attachments to this Exhibit have not been filed; upon request, VoiceStream will furnish
           supplementally to the Securities and Exchange Commission a copy of any omitted schedule or attachment.
   2.2     Agreement and Plan of Reorganization, dated as of August 26,
           2000, as amended and restated on February 8, 2001, among
           VoiceStream Wireless Corporation, Powertel, Inc. and a
           wholly-owned subsidiary of VoiceStream Wireless Corporation
           (incorporated herein by reference to Exhibit 2.3 of
           VoiceStream Wireless Corporation's Registration Statement on
           Amendment No. 2 to Form S-4 (File No. 333-47306), filed on
           February 9, 2001). Schedules and certain other attachments to this Exhibit have not been filed; upon request,
           VoiceStream will furnish supplementally to the Securities
           and Exchange Commission a copy of any omitted schedule or
           attachment.
   3.1     Amended and Restated Certificate of Incorporation of
           VoiceStream Wireless Corporation (incorporated herein by
           reference to Annex H of VoiceStream Wireless Holding
           Corporation's Registration Statement on Amendment No. 4 to
           Form S-4 (File No. 333-89735), filed on January 24, 2000).
   3.2     Amended and Restated Bylaws of VoiceStream Wireless
           Corporation (incorporated herein by reference to Exhibit 3.1 to VoiceStream Wireless Corporation's Current Report on Form
           8-K (File No. 000-29667), dated August 13, 2000).
   4.1     Certificate of Designation for the VoiceStream Convertible
           Voting Preferred Stock (incorporated herein by reference to
           Exhibit 4.1 to VoiceStream Wireless Corporation's Current
           Report on Form 8-K (File No. 000-29667), dated August 13,
           2000).
  10.1     2000 Management Incentive Stock Option Plan (incorporated
           herein by reference to VoiceStream Wireless Holding
           Corporation's Registration Statement on Form S-8 (File No.
           333-31090), filed on February 25, 2000).*
  10.2     2000 Executive Restricted Stock Plan (incorporated herein by reference to VoiceStream Wireless Holding Corporation's
           Registration Statement on Form S-8 (File No. 333-31088),
           filed on February 25, 2000).*
  10.3     Agreement and Plan of Distribution between Western Wireless
           Corporation and VoiceStream Wireless Corporation, dated
           April 9, 1999 (incorporated herein by reference to Exhibit
           2.1 to VoiceStream Wireless Corporation's Form 10/A (File
           No. 0-25441), filed on April 13, 1999).
  10.4     Purchase Agreement by and among Western PCS Corporation,
           Western Wireless Corporation, Hutchison Telecommunications
           Limited and Hutchison Telecommunications PCS (USA) Limited,
           dated October 14, 1997 (incorporated herein by reference to
           Exhibit 10.53 to the Western Wireless Corporation Form 10-Q
           for the quarter ended September 30, 1997 (File No. 0-28160), filed on November 6, 1997).
  10.5     Tax Sharing Agreement by and between Western Wireless
           Corporation and Western PCS Corporation (incorporated herein by reference to Exhibit 2.1 to VoiceStream Wireless
           Corporation's Form 10/A (File No. 0-25441), filed on April
           13, 1999) (contained as an exhibit to the Agreement and Plan of Distribution).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.6     First Amendment to Tax Sharing Agreement by and between
           Western Wireless Corporation and VoiceStream Wireless
           Corporation, dated May 3, 1999 (incorporated herein by
           reference to Exhibit 2.1 to VoiceStream Wireless
           Corporation's Form 10/A (File No. 0-25441), filed on April
           13, 1999) (contained as an exhibit to the Agreement and Plan of Distribution).
  10.7     First Amendment to Shareholders Agreement by and among
           VoiceStream Wireless Corporation, Western Wireless
           Corporation, Hutchison Telecommunications Holdings (USA)
           Limited and Hutchison Telecommunications PCS (USA) Limited
           (incorporated herein by reference to Exhibit 10.41 to
           VoiceStream Wireless Corporation's Form 10/A (File No.
           0-25441), filed on April 13, 1999).
  10.8     Stock Subscription Agreement, dated as of June 23, 1999, by and among VoiceStream Wireless Corporation, Hutchison
           Telecommunications Limited and Hutchison Telecommunications
           PCS (USA) Limited (incorporated herein by reference to
           Exhibit 4.1 to VoiceStream Wireless Corporation's Current
           Report on Form 8-K (File No. 0-25441), dated June 23 1999).
  10.9     Securities Purchase Agreement, dated as of June 23, 1999, by and among VoiceStream Wireless Corporation, Hutchison
           Communications PCS (USA) Limited and Omnipoint Corporation
           (incorporated herein by reference to Exhibit 10.1 to
           VoiceStream Wireless Corporation's Current Report on Form
           8-K (File No. 00-25441), dated June 23, 1999).
 10.10     Employment Agreement by and between Robert R. Stapleton and
           Western Wireless Corporation, dated March 12, 1996
           (incorporated herein by reference to Exhibit 10.26 to
           Western Wireless Corporation's Registration Statement on
           Form S-1 (File No. 333-2432), filed on March 15, 1996).*
 10.11     Employment Agreement by and between Cregg B. Baumbaugh and
           Western Wireless Corporation, dated March 12, 1996
           (incorporated herein by reference to Exhibit 10.30 to
           Western Wireless Corporation's Registration Statement on
           Form S-1 (File No. 333-2432), filed on March 15, 1996).*
 10.12     Employment Agreement by and between Timothy Wong and Western
           Wireless Corporation, dated February 10, 1998 (incorporated herein by reference to Exhibit 10.68 to Western Wireless
           Corporation's Form 10-Q for the quarter ended March 31, 1998
           (File No. 0-28160), filed on May 11, 1998).*
 10.13     Employment Agreement by and between Robert Dotson and
           Western Wireless Corporation, dated February 10, 1998
           (incorporated herein by reference to Exhibit 10.69 to
           Western Wireless Corporation's Form 10-Q for the quarter
           ended March 31, 1998 (File No. 0-28160), filed on May 11,
           1998).*
 10.14     Assignment and Assumption Agreement by and between Western
           Wireless Corporation and VoiceStream Wireless Corporation
           with respect to the Employment Agreement of Robert R.
           Stapleton, dated May 3, 1999 (incorporated herein by
           reference to Exhibit 10.37 to VoiceStream Wireless
           Corporation's Form 10/A (File No. 0-25441), filed on April
           13, 1999).*
 10.15     Assignment and Assumption Agreement by and between Western
           Wireless Corporation and VoiceStream Wireless Corporation
           with respect to the Employment Agreement of Cregg B.
           Baumbaugh, dated May 3, 1999 (incorporated herein by
           reference to Exhibit 10.38 to VoiceStream Wireless
           Corporation's Form 10/A (File No. 0-25441), filed on April
           13, 1999).*
 10.16     Assignment and Assumption Agreement by and between Western
           Wireless Corporation and VoiceStream Wireless Corporation
           with respect to the Employment Agreement of Timothy Wong,
           dated May 3, 1999 (incorporated herein by reference to
           Exhibit 10.39 to VoiceStream Wireless Corporation's Form
           10/A (File No. 0-25441), filed on April 13, 1999).*

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.17     Assignment and Assumption Agreement by and between Western
           Wireless Corporation and VoiceStream Wireless Corporation
           with respect to the Employment Agreement of Robert Dotson, dated May 3, 1999 (incorporated herein by reference to
           Exhibit 10.40 to VoiceStream Wireless Corporation's Form
           10/A (File No. 0-25441), filed on April 13, 1999).*
 10.18     Employment Agreement, dated as of January 1, 1999, by and
           between Omnipoint and Douglas G. Smith (incorporated by
           reference to Exhibit 10.59 to VoiceStream Wireless Holding
           Corporation's Registration Statement on Form S-4/A (File No.
           333-89735), filed on December 3, 1999).*
 10.19     Employment Agreement, effective October 1, 1995, by and
           between Omnipoint, Omnipoint Communications Inc. and George
           F. Schmitt (incorporated herein by reference to Omnipoint
           Corporation's Registration Statement on Form S-1 (File No.
           33-98360).*
 10.20     Amendment to Assignment and Assumption Agreements between
           VoiceStream Wireless Corporation and Western Wireless
           Corporation, dated as of July 23, 2000.*
 10.21     Assignment and Assumption Agreement by and between Western
           Wireless Corporation and VoiceStream Wireless Corporation
           with respect to the employment agreement of John W. Stanton, dated as of July 24, 2000.*
 10.22     Assignment and Assumption Agreement by and between Western
           Wireless Corporation and VoiceStream Wireless Corporation
           with respect to the employment agreement of Alan Bender,
           dated as of July 24, 2000.*
 10.23     Assignment and Assumption Agreement by and between Western
           Wireless Corporation and VoiceStream Wireless Corporation
           with respect to the employment agreement of Don Guthrie,
           dated as of July 24, 2000.*
 10.24     Securities Purchase Agreement by and among VoiceStream
           Wireless Corporation, Hutchison Telecommunications PCS (USA)
           Limited and Omnipoint Corporation, dated as of June 23, 1999
           (incorporated herein by reference to Exhibit 10.90 to
           VoiceStream Wireless Holding Corporation's Registration
           Statement on Form S-4 (File No. 333-89735), filed on October
           27, 1999).
 10.25     Tax Settlement Agreement dated March 12, 1999, by and
           between Aerial, Aerial Operating Company, Inc. and Telephone and Data Systems, Inc. (incorporated herein by reference to
           Exhibit 10.22 to Aerial Communications, Inc.'s Annual Report
           on Form 10-K for the year ended December 31, 1998 (File No.
           0-28262), filed on March 31, 1996).
 10.26     Stockholder Agreement dated as of September 17, 1999, among
           Telephone and Data Systems, Inc., VoiceStream Wireless
           Corporation and VoiceStream Wireless Holding Corporation
           (incorporated herein by reference to Exhibit 99.3 to the
           Telephone and Data Systems, Inc. Current Report on Form 8-K
           (File No. 01-14157), dated September 17, 1999).
 10.27     Indemnity Agreement, dated as of September 17, 1999, among
           VoiceStream Wireless Corporation, VoiceStream Wireless
           Holding Corporation, Aerial Communications, Inc., Aerial
           Operating Company, Inc., and Telephone and Data Systems,
           Inc. (incorporated herein by reference to Exhibit 99.4 to
           the Telephone and Data Systems, Inc. Current Report on Form
           8-K (File No. 01-14157), dated September 17, 1999).
 10.28     Debt/Equity Replacement Agreement dated as of September 17,
           1999, among Telephone and Data Systems, Inc., Aerial
           Communications, Inc., Aerial Operating Company, Inc.,
           VoiceStream Wireless Corporation, and VoiceStream Wireless
           Holding Corporation (incorporated herein by reference to
           Exhibit 99.5 to the Telephone and Data Systems, Inc. Current
           Report on Form 8-K (File No. 01-14157), dated September 17,
           1999).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.29     Parent Stockholder Agreement dated as of September 17, 1999, among Aerial Communications, Inc., Telephone and Data
           Systems, Inc., VoiceStream Wireless Corporation, VoiceStream
           Wireless Holding Corporation and the individuals and
           entities set forth on Schedule I thereto (incorporated
           herein by reference to Exhibit 99.6 to the Telephone and
           Data Systems, Inc. Current Report on Form 8-K (File No.
           01-14157), dated September 17, 1999).
 10.30     Consent and Amendment dated as of November 12, 1999, by and among Aerial Communications, Inc., Telephone and Data
           Systems, Inc., VoiceStream Wireless Corporation, VoiceStream
           Wireless Holding Corporation, and Hellman & Friedman Capital
           Partners II, H&F Orchard Partners, L.P., H&F International
           Partners, L.P., John W. Stanton, Theresa Gillespie, PN
           Cellular, Inc., Stanton Family Trust, Stanton Communications
           Corporation, GS Capital Partners, L.P., The Goldman Sachs
           Group, Inc., Bridge Street Fund 1992, L.P., Stone Street
           Fund 1992, L.P., Providence Media Partners, L.P., Hutchison
           Telecommunications Holdings (USA) Limited, and Hutchison
           Telecommunications PCS (USA) Limited (incorporated by
           reference to Exhibit 10.97.1 to VoiceStream Wireless Holding
           Corporation's Registration Statement on Form S-4/A (File No.
           333-89735), filed on December 3, 1999).
 10.31     Settlement Agreement and Release, entered into as of
           September 17, 1999 among Sonera Ltd., Sonera Corporation
           U.S., Telephone and Data Systems, Inc., Aerial
           Communications, Inc., and Aerial Operating Company, Inc.
           (incorporated herein by reference to Exhibit 99.7 to the
           Telephone and Data Systems, Inc. Current Report on Form 8-K
           (File No. 01-14157), dated September 17, 1999)
 10.32     Stock Subscription Agreement, dated as of February 11, 2000, by and among VoiceStream Wireless Corporation and Microcell
           Telecommunications Inc. (incorporated herein by reference to
           Exhibit 10.1 to VoiceStream Wireless Corporation's Current
           Report on Form 8-K, dated February 28, 2000).
 10.33     Shareholders Agreement of Microcell Telecommunications,
           dated as of February 11, 2000 by and between VoiceStream
           Wireless Corporation and Telesystem Enterprises (T.E.L.)
           Ltd. (incorporated herein by reference to Exhibit 10.2 to
           VoiceStream Wireless Corporation's Current Report on Form
           8-K (File No. 0-29667), dated February 28, 2000).
 10.34     Credit Agreement dated as of February 25, 2000, by and among
           VoiceStream PCS Holdings L.L.C., Omnipoint Finance, L.L.C.,
           Chase Securities Inc., Bank of America Securities L.L.C., TD
           Securities (USA) Inc., Goldman Sachs Credit Partners L.P.,
           Barclays Capital and SG Cowen, Toronto Dominion (Texas) Inc.
           (incorporated herein by reference to Exhibit 10.85 to
           VoiceStream Wireless Corporation's Annual Report on Form
           10-K405/A for the year ended December 31, 1998 (File No.
           0-28262), filed on April 6, 2000)
 10.35     Stock Subscription Agreement, dated as of July 23, 2000,
           between Deutsche Telekom AG and VoiceStream Wireless
           Corporation (incorporated herein by reference to Exhibit
           99.1 to VoiceStream Wireless Corporation's Current Report on
           Form 8-K (File No. 0-29667), dated July 28, 2000). Certain attachments to this Exhibit have not been filed; upon
           request, VoiceStream Wireless Corporation will furnish
           supplementally a copy of any omitted attachment.
 10.36     Investor Agreement between Deutsche Telekom AG and
           VoiceStream Wireless Corporation, dated as of July 23, 2000
           (incorporated herein by reference to Exhibit 99.2 to
           VoiceStream Wireless Corporation's Current Report on Form
           8-K (File No. 0-29667), dated July 28, 2000). An annex to
           this Exhibit has not been filed; upon request, VoiceStream
           Wireless Corporation will furnish supplementally a copy of the omitted annex.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.37     First Amended and Restated Voting Agreement among
           VoiceStream Wireless Corporation and the stockholders party thereto, dated as of July 23, 2000 (incorporated herein by reference to Exhibit 10.1 to VoiceStream Wireless
           Corporation's Current Report on Form 8-K (File No.
           000-29667), dated July 28, 2000).
 10.38     Agreement among Cook Inlet GSM, Inc., Cook Inlet
           Telecommunications, Inc., Deutsche Telekom AG, and
           VoiceStream Wireless Corporation, dated as of July 23, 2000, and Exhibit A (Form of Voting and Lock-up Agreement) thereto
           (incorporated herein by reference to Exhibit 10.2 to
           VoiceStream Wireless Corporation's Current Report on Form
           8-K (File No. 000-29667), dated July 28, 2000).
 10.39     Agreement among Providence Media Partners L.P., Providence
           Equity Partners III, L.P., Providence Equity Operating
           Partners III, L.P., Deutsche Telekom AG and VoiceStream
           Wireless Corporation, dated as of July 23, 2000, and Exhibit
           A (Form of Voting and Lock-up Agreement) thereto
           (incorporated herein by reference to Exhibit 10.3 to
           VoiceStream Wireless Corporation's Current Report on Form
           8-K (File No. 000-29667), dated July 28, 2000).
 10.40     Stockholder Agreement among VoiceStream Wireless
           Corporation, Donald W. Burton, The Burton Partnership, L.P.,
           The Burton Partnership (QP), L.P., South Atlantic Venture
           Fund II, L.P., South Atlantic Venture Fund III, L.P., South
           Atlantic Private Equity Fund IV, L.P. and South Atlantic
           Private Equity Fund IV (QP), L.P., dated as of August 26,
           2000 (incorporated herein by reference to Exhibit 2 to
           VoiceStream Wireless Corporation's Schedule 13D filed on
           October 10, 2000).
 10.41     Stockholder Agreement between VoiceStream Wireless
           Corporation and The American Water Works Company, dated as of August 26, 2000 (incorporated herein by reference to
           Exhibit 3 to VoiceStream Wireless Corporation's Schedule 13D
           filed on October 10, 2000).
 10.42     Stockholder Agreement between VoiceStream Wireless
           Corporation and SCANA Communications Holdings, Inc., dated as of August 26, 2000 (incorporated herein by reference to
           Exhibit 4 to VoiceStream Wireless Corporation's Schedule 13D
           filed on October 10, 2000).
 10.43     Stockholder Agreement among VoiceStream Wireless
           Corporation, ITC Holding Company, Inc., ITC Wireless Inc.
           and ITC Service Company, dated as of August 26, 2000
           (incorporated herein by reference to Exhibit 5 to
           VoiceStream Wireless Corporation's Schedule 13D filed on
           October 10, 2000).
 10.44     Stockholder Agreement among VoiceStream Wireless
           Corporation, Sonera Corporation and Sonera Holding, B.V.,
           dated as of August 26, 2000 (incorporated herein by
           reference to Exhibit 6 to VoiceStream Wireless Corporation's
           Schedule 13D filed on October 10, 2000).
 10.45     Stockholder Agreement among Powertel, Inc., VoiceStream
           Wireless Corporation GS Capital Partners, L.P., The Goldman
           Sachs Group, Inc., Bridge Street Fund 1992, L.P. and Stone
           Street Fund 1992, L.P., dated as of August 26, 2000
           (incorporated herein by reference to Exhibit 10.3 to
           Powertel, Inc.'s Current Report on Form 8-K (File No.
           0-23102), dated August 26, 2000).
 10.46     Stockholder Agreement among Powertel, Inc., VoiceStream
           Wireless Corporation, Hutchison Telecommunications PCS (USA)
           Limited and Hutchison Telecommunications Holdings (USA)
           Limited, dated as of August 26, 2000 (incorporated herein by reference to Exhibit 10.5 to Powertel, Inc.'s Current Report on Form 8-K (File No. 0-23102), dated August 26, 2000).
 10.47     Stockholder Agreement among Powertel, Inc., VoiceStream
           Wireless Corporation, Sonera Corporation and Sonera Holding,
           B.V., dated as of August 26, 2000 (incorporated herein by
           reference to Exhibit 10.2 to Powertel, Inc.'s Current Report on Form 8-K (File No. 0-23102), dated August 26, 2000).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.48     Stockholder Agreement among Powertel, Inc., VoiceStream
           Wireless Corporation, John W. Stanton, Theresa E. Gillespie,
           PN Cellular, Inc., Stanton Family Trust and Stanton
           Communications Corporation, dated as of August 26, 2000
           (incorporated herein by reference to Exhibit 10.1 to
           Powertel, Inc.'s Current Report on Form 8-K (File No.
           0-23102), dated August 26, 2000).
 10.49     Stockholder Agreement among Powertel, Inc., VoiceStream
           Wireless Corporation and Telephone & Data Systems, Inc.,
           dated as of August 26, 2000 (incorporated herein by
           reference to Exhibit 10.4 to Powertel, Inc.'s Current Report on Form 8-K (File No. 0-23102), dated August 26, 2000).
 10.50     Retention Agreement between Deutsche Telekom AG and
           VoiceStream Wireless Corporation, dated as of December 22,
           2000 (incorporated herein by reference to Exhibit 10.38 to
           VoiceStream Wireless Corporation's Registration Statement on
           Amendment No. 2 to Form S-4 (File No. 333-47306), filed on
           February 9, 2001).
    21     Subsidiaries of VoiceStream Wireless Corporation
  23.1     Consent of Arthur Andersen LLP.

---------------
* Management contract or compensatory plan or arrangement.