Form 10-Q
period 2001-03-31
VOICESTREAM WIRELESS CORP /DE
filed 2001-05-15
CIK 1097609

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                              -------   ------

                        COMMISSION FILE NUMBER 000-29667
                                               ---------

                        VOICESTREAM WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  91-1983600
---------------------------------------        ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

       12920 - 38TH STREET S.E.
         BELLEVUE, WASHINGTON                              98006
---------------------------------------        ---------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title                    Shares Outstanding as of May 1, 2001
--------------------------------------------------------------------------------
   Common Stock, $0.001 par value                     266,939,925

                        VOICESTREAM WIRELESS CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                               Page
   PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets.............................................3

         Consolidated Statements of Operations and Comprehensive Loss............4

         Consolidated Statements of Cash Flows...................................5

         Notes to Consolidated Financial Statements..............................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......................17


   PART II - OTHER INFORMATION..................................................26

         ITEM 1.  LEGAL PROCEEDINGS.............................................26

         ITEM 2.  CHANGES IN SECURITIES.........................................26

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................26

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........26

         ITEM 5.  OTHER INFORMATION.............................................26

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................26

                        VOICESTREAM WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                                                 March 31,          December 31,
                                                                                   2001                 2000
                                                                               -------------         ------------
                                                                                (unaudited)
                                      ASSETS

Current assets:
  Cash and cash equivalents ...........................................        $  1,077,226         $  1,154,896
  Short-term investments ..............................................             155,340            1,175,636
  Accounts receivable, net of allowance for doubtful
    accounts of $104,274 and $100,600, respectively ...................             437,277              469,475
  Inventory ...........................................................             275,366              340,284
  FCC license deposits and other current assets .......................             273,277              223,634
                                                                               ------------         ------------
        Total current assets ..........................................           2,218,486            3,363,925
Property and equipment, net of accumulated depreciation of
  $919,916 and $740,956, respectively .................................           3,764,548            3,467,550
Goodwill, net of accumulated amortization of $466,387 and
  $348,575, respectively ..............................................           8,957,794            9,075,605
Licensing costs and other intangible assets, net of
  accumulated amortization of $155,145 and $118,923, respectively .....           4,505,554            3,827,317
Investments in and advances to unconsolidated affiliates ..............             508,313              498,869
Other assets and investments ..........................................              35,744               44,477
                                                                               ------------         ------------
                                                                               $ 19,990,439         $ 20,277,743
                                                                               ============         ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................................        $     49,320         $    150,632
  Accrued liabilities .................................................             475,531              404,621
  Deferred revenue ....................................................              82,546               60,272
  Construction accounts payable .......................................              94,112              207,462
  Current portion of long-term debt ...................................                  --               32,113
                                                                               ------------         ------------
        Total current liabilities .....................................             701,509              855,100

Long-term debt ........................................................           5,733,425            5,719,886
Minority interest in equity of consolidated subsidiaries ..............              50,763               16,563
Preferred stock of consolidated subsidiary ............................              79,490              312,513
VoiceStream convertible voting preferred stock; $0.001 par value;
  100,000,000 shares authorized; 3,906,250 shares
  issued and outstanding ..............................................           5,000,000            5,000,000

Commitments and contingencies (Note 8)

Shareholders' equity:
  Common stock, $0.001 par value, and paid-in capital; 1.0 billion shares authorized, 264,619,901 and 250,791,145 shares issued
    and outstanding, respectively .....................................          12,413,978           11,572,083
  Deferred compensation ...............................................              (6,886)              (8,412)
  Accumulated other comprehensive loss ................................             (12,535)             (45,238)
  Deficit .............................................................          (3,969,305)          (3,144,752)
                                                                               ------------         ------------
      Total shareholders' equity ......................................           8,425,252            8,373,681
                                                                               ------------         ------------
                                                                               $ 19,990,439         $ 20,277,743
                                                                               ============         ============



          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (dollars in thousands, except per share data)
                                   (unaudited)



                                                                                   Three months ended March 31,
                                                                               -----------------------------------
                                                                                    2001                 2000
                                                                               -------------         -------------
Revenues:
    Subscriber revenues ...............................................        $     500,203         $     170,750
    Prepaid revenues ..................................................               93,909                25,202
    Roamer revenues ...................................................               44,015                10,184
    Equipment sales ...................................................               82,433                33,910
    Affiliate and other revenues ......................................               11,494                18,398
                                                                               -------------         -------------
          Total revenues ..............................................              732,054               258,444
                                                                               -------------         -------------

Operating expenses:
    Cost of service (excludes stock-based compensation of $366 and
         $689, respectively) ..........................................              164,487                63,763
    Cost of equipment sales ...........................................              158,494                58,902
    General and administrative (excludes stock-based
         compensation of $1,485 and $4,333, respectively) .............              275,273                79,627
    Sales and marketing (excludes stock-based compensation of
         $305 and $574, respectively) .................................              280,966                87,580
    Depreciation and amortization .....................................              331,171                82,092
    Stock-based compensation ..........................................                2,156                 5,596
                                                                               -------------         -------------
          Total operating expenses ....................................            1,212,547               377,560
                                                                               -------------         -------------

Operating loss ........................................................             (480,493)             (119,116)
                                                                               -------------         -------------

Other income (expense):
    Interest and financing expense ....................................             (135,645)              (81,231)
    Equity in net losses of unconsolidated affiliates .................              (42,916)              (16,284)
    Interest income and other, net ....................................               12,541                15,044
    Accretion of preferred stock of consolidated subsidiary ...........               (4,699)               (1,743)
                                                                               -------------         -------------
          Total other income (expense) ................................             (170,719)              (84,214)
                                                                               -------------         -------------

Net loss ..............................................................             (651,212)             (203,330)
2.5% junior preferred stock dividends .................................                   --                  (875)
                                                                               -------------         -------------
Net loss attributable to common shareholders ..........................             (651,212)             (204,205)
Other comprehensive income (loss):
    Foreign currency translation adjustment ...........................               (3,705)                   --
    Equity in net unrealized income on investment in securities
         held by unconsolidated affiliate .............................               20,936                    --
    Net unrealized income on available-for-sale securities ............               15,472                    --
                                                                               -------------         -------------
         Total other comprehensive income (loss) ......................               32,703                    --
                                                                               -------------         -------------
Comprehensive loss ....................................................        $    (618,509)        $    (204,205)
                                                                               =============         =============

Basic and diluted loss per common share ...............................        $       (2.54)        $       (1.66)
                                                                               =============         =============

Weighted average common shares used in computing
    basic and diluted loss per common share ...........................          256,650,000           123,166,000
                                                                               =============         =============



          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                            Three months ended March 31,
                                                                                          -------------------------------
                                                                                              2001               2000
                                                                                          -----------         -----------
        Operating activities:
           Net loss ..............................................................         $  (651,212)        $  (203,330)
           Adjustments to reconcile net loss to net cash used in
            operating activities:
               Depreciation and amortization .....................................             331,171              82,092
               Amortization of debt discount and premium .........................              13,538              12,010
               Equity in net losses of unconsolidated affiliates .................              42,916              16,284
               Stock-based compensation ..........................................               2,156               5,596
               Allowance for bad debts ...........................................               3,674              10,056
               Other, net ........................................................              (6,158)             (5,085)
               Changes in operating assets and liabilities, net of
                 effects from consolidating acquired interests:
                     Accounts receivable .........................................              28,524             (31,346)
                     Inventory ...................................................              64,918             (46,924)
                     Other current assets ........................................               2,043             (37,680)
                     Accounts payable ............................................            (101,640)             28,659
                     Accrued liabilities .........................................              92,450              73,355
                                                                                           -----------         -----------
               Net cash used in operating activities .............................            (177,620)            (96,313)
                                                                                           -----------         -----------

        Investing activities:
           Purchases of property and equipment ...................................            (563,617)           (182,475)
           Acquisitions of wireless properties, net of cash acquired .............            (297,170)           (418,205)
           Sales of short-term investments, net ..................................           1,020,296                  --
           Investments in and advances to unconsolidated affiliates ..............             (61,327)           (278,400)
           Refund of deposit held by FCC .........................................              49,589                  --
           Other .................................................................              34,205              (2,089)
                                                                                           -----------         -----------
               Net cash provided by (used in) investing activities ...............             181,976            (881,169)
                                                                                           -----------         -----------

        Financing activities:
           Net proceeds from issuance of common and preferred stock ..............              11,345           1,309,765
           Long-term debt borrowings .............................................                  --           1,900,000
           Long-term debt repayments .............................................             (32,113)         (2,234,583)
           Cash entitlements on conversion of preferred stock of
             consolidated subsidiary .............................................             (61,258)                 --
           Deferred financing costs ..............................................                  --             (56,875)
                                                                                           -----------         -----------
               Net cash provided by (used in) financing activities ...............             (82,026)            918,307
                                                                                           -----------         -----------

        Change in cash and cash equivalents ......................................             (77,670)            (59,175)
        Cash and cash equivalents, beginning of period ...........................           1,154,896             235,433
                                                                                           -----------         -----------
        Cash and cash equivalents, end of period .................................         $ 1,077,226         $   176,258
                                                                                           ===========         ===========


        Supplemental disclosure of cash flow information:
            Cash paid for interest (net of capitalized interest) .................         $   (73,600)        $    (8,700)

            Non-cash investing and financing activities:
              Capital contribution of license to unconsolidated affiliate ........         $     7,500         $        --
              Exchange rights granted to CIVS V from additional paid in capital ..         $    17,400         $        --
              Stock dividend issued from additional paid in capital ..............         $   173,300         $        --
              Conversion of preferred stock of consolidated subsidiary ...........         $   176,500         $        --



          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ORGANIZATION

   VoiceStream Wireless Corporation ("VoiceStream," or "we") provides personal communication services ("PCS") in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. VoiceStream was incorporated in June 1999 as a Delaware corporation to act as the parent company for business combinations involving our predecessor, now named VS Washington Corporation ("VS Washington").

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

   On July 24, 2000, we announced a definitive merger agreement with Deutsche Telekom AG, a German telecommunication provider ("Deutsche Telekom"). Pursuant to the Deutsche Telekom merger agreement, each VoiceStream shareholder may elect to receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, or either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom merger agreement and to certain adjustments necessary to qualify the merger as a tax-free reorganization. In connection with the merger, Deutsche Telekom will assume all of our outstanding debt, which at March 31, 2001 totaled $5.7 billion. On March 12, 2001, our Board of Directors approved the declaration of a .0075 common share dividend which was recorded on March 23, 2001 as $173.3 million and 1,969,152 shares and was distributed on April 6, 2001 to shareholders of record on March 23, 2001. Additionally, historical weighted average shares outstanding have been adjusted to reflect the additional shares issued when the dividend was distributed. All required approvals have been obtained and the merger is expected to be completed on May 31, 2001, subject to customary closing conditions.

   On August 28, 2000, we announced a definitive merger agreement with Powertel, Inc. ("Powertel"), a GSM service provider based in West Point, Georgia servicing the Southeastern United States. The VoiceStream merger with Powertel is contingent upon the termination of our proposed merger with Deutsche Telekom. Should our merger with Deutsche Telekom be consummated, Powertel will also merge with Deutsche Telekom. Pursuant to the Powertel merger agreement, Powertel shareholders will receive VoiceStream common shares at a conversion ratio ranging from .65, if the average closing price of VoiceStream common shares is $130.77 or above, to .75 if the average closing price of VoiceStream common shares is $113.33 or below. Between these two prices the conversion ratio, subject to adjustment, will be the quotient determined by dividing $85 by the average closing price of VoiceStream common shares. All required approvals have been obtained.

   On December 14, 2000, we acquired controlling interests in the following entities in exchange for approximately 7.9 million VoiceStream common shares and $51 million in cash: VoiceStream PV/SS PCS, L.P. ("VS PCS"), formerly known as Cook Inlet/VoiceStream PV/SS PCS L.P.; VoiceStream GSM I, LLC ("VS GSM"), formerly known as Cook Inlet/VoiceStream PCS, LLC; VoiceStream GSM II Holdings, LLC ("VS GSM II"), formerly known as Cook Inlet/VS GSM II PCS Holdings, LLC; and VoiceStream GSM III Holdings, LLC ("VS GSM III"), formerly known as Cook Inlet/VS GSM III PCS Holdings, LLC. On February 14, 2001 we acquired the remaining minority interest in VS PCS and VS GSM in exchange for approximately
4.3 million VoiceStream common shares.

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

   Capitalized Interest

   Our PCS licenses and wireless communications systems represent qualified assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." Our policy is to capitalize interest in new markets during the build-out phase until service is initiated for customers. We capitalized interest of $11.7 million during the three months ended March 31, 2001 and $0.1 million during the same period in 2000.

                        VOICESTREAM WIRELESS CORPORATION

                                   (UNAUDITED)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Loss per common share

   Loss per common share is calculated using the weighted average number of shares of outstanding common stock during the period pursuant to the requirements of SFAS No. 128, "Earnings Per Share". Due to the net losses incurred during the periods presented, all issuable shares related to outstanding options, convertible preferred shares and exchange rights are antidulitive, and totaled 6,669,373 shares at March 31, 2001. As a result, basic and diluted loss per share are the same for each of the periods presented.

   Fair value of financial instruments

   At March 31, 2001 and December 31, 2000, the carrying values of cash, cash equivalents, short-term investments, receivables and accounts payable approximated fair value due to the short-term maturities of these instruments. The estimated fair values of other financial instruments with a fair value materially different from their carrying value are based on quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows (dollars in thousands):

                                                                  MARCH 31, 2001                    DECEMBER 31, 2000
                                                          ----------------------------        ----------------------------
                                                                  (unaudited)
                                                           CARRYING            FAIR            CARRYING            FAIR
                                                            AMOUNT             VALUE            AMOUNT             VALUE
                                                          ----------        ----------        ----------        ----------
   Long term debt, including current portion .....        $5,733,425        $5,930,000        $5,751,999        $5,894,000
   Preferred stock of consolidated subsidiary ....        $   79,490        $  203,525        $  312,513        $  848,000
   VoiceStream convertible preferred stock .......        $5,000,000        $2,900,000        $5,000,000        $3,200,000

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards for derivative instruments and hedging activities and require recognition of all derivatives as either assets or liabilities measured at fair value. Changes to the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001 with no material impact on our final position.

   Under the terms of our credit facility, we are required to mitigate the interest rate risk associated with our long-term debt through interest rate cap, collar and swap contracts. We have fixed or capped our exposure to interest rate risk on variable lending totaling $990 million at both March 31, 2001 and December 31, 2000. The fair value of these derivative instruments was a liability of $9.3 million and an asset of $0.6 million at March 31, 2001, and December 31, 2000, respectively. Our policy is to hold such contracts to maturity and they are not accounted for as hedges. Prior to January 1, 2001, interest rate swaps were accounted for on an accrual basis, the income or expense of which is included in interest expense.

   Reclassifications

   Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

                        VOICESTREAM WIRELESS CORPORATION

                                   (UNAUDITED)

3.  MERGERS, ACQUISITIONS AND OTHER TRANSACTIONS

   Designated Entity Exchanges

   On December 14, 2000, certain of our joint venture partners in VS PCS, VS GSM, VS GSM II and VS GSM III exercised the exchange rights granted upon formation of these entities (see Note 6). In exchange for 153,063 VoiceStream common shares and approximately $51 million in cash, we increased our ownership interest in VS PCS from 49.9% to 81.2%. In exchange for the issuance of 4,009,804 VoiceStream common shares we increased our ownership stake in VS GSM from 49.9% to 75.0%. In exchange for 3,000,000 and 750,000 VoiceStream common shares, we increased our respective ownership percentages in VS GSM II and VS GSM III from 49.9% to 100%. Prior to acquiring controlling interests in these entities we used the equity method to account for these investments.

   On February 14, 2001, the remaining minority interest holders in VS PCS and VS GSM exercised their exchange rights in return for 321,334 and 4,000,000 VoiceStream common shares, respectively.

   Aerial and Omnipoint Mergers

   On May 4, 2000, we completed the merger with Aerial and accordingly, subsequent to this date, Aerial results of operations are included in VoiceStream's consolidated results. Aerial provided PCS service in urban markets in the United States including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL. The merger was accounted for using the purchase method. Pursuant to the merger agreement, we exchanged 0.455 of a share of VoiceStream common stock for each outstanding share of Aerial Series A common stock.

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

   In connection with the completion of the Omnipoint merger on February 25, 2000, Hutchison Telecommunications PCS (USA) Limited ("Hutchison"), a subsidiary of Hutchison Whampoa Limited, a Hong Kong company, made an investment of $957 million in VoiceStream for common and convertible preferred securities at a purchase price of $29 per common share. A portion of this investment was made upon the signing of the merger agreement on June 23, 1999 when Hutchison invested $102.5 million in Omnipoint preferred stock. An additional $47.5 million was invested in Omnipoint preferred stock in October 1999. Upon closing of the merger, the Omnipoint preferred stock was exchanged for VoiceStream common shares at a purchase price of $29 per common share and Hutchison invested $196.4 million in exchange for VoiceStream common shares and $610.6 million in exchange for VoiceStream 2.5% convertible preferred stock. The convertible preferred stock was converted into VoiceStream common shares during 2000 at a conversion price of $29 per share. Additionally, Sonera invested $500 million in VoiceStream at the time of the Omnipoint merger in exchange for 8,771,930 VoiceStream common shares at $57 per share.

   On June 27, 2000, we sold a wholly owned subsidiary, Omnipoint Technologies, Inc. ("OTI"), to Xircom, Inc. ("Xircom"). Pursuant to the terms of the sales agreement, we exchanged all of the outstanding common shares of OTI for approximately 1.2 million common shares of Xircom. The sale was accounted for as a tax-free reorganization and VoiceStream did not recognize any gain or loss on the transaction. The operations of OTI were immaterial to the consolidated operations of VoiceStream. The Xircom shares were sold for $30.0 million in March 2001.

                        VOICESTREAM WIRELESS CORPORATION

                                   (UNAUDITED)

3.  MERGERS, ACQUISITIONS AND OTHER TRANSACTIONS (CONTINUED)

   The business combinations described above were accounted for using the purchase method. The components of the purchase price of these transactions and the purchase price allocations are as follows (dollars in thousands):


                                                                AERIAL          OMNIPOINT              DESIGNATED ENTITIES(b)
                                                            ACQUIRED AS OF    ACQUIRED AS OF               ACQUIRED AS OF
                                                            --------------  -----------------  -------------------------------------
                                                             MAY 4, 2000    FEBRUARY 25, 2000  DECEMBER 14, 2000   FEBRUARY 14, 2001
                                                            --------------  -----------------  -----------------   -----------------
                                                                                                                      (unaudited)
Consideration and merger costs:
  Total value of shares issued in merger(a) .............    $5,703,500        $1,388,000          $  930,100           $447,000
  Cash payments .........................................            --           627,000(c)           45,900                 --
  Cash payments for debt ................................       113,900                --             227,100                 --
  Fair value of options and warrants converted ..........         6,100           859,000                  --                 --
  Liabilities assumed inclusive of minority interest ....       459,000         3,174,600             683,500                 --
  Hutchison preferred stock conversion ..................            --           150,000                  --                 --
  Merger related costs ..................................        20,500            19,000                 300                100
  Cook Inlet exchange rights (See Note 6) ...............            --            28,000                  --                 --
                                                             ----------        ----------          ----------           --------
        Total consideration .............................     6,303,000         6,245,600           1,886,900            447,100
Purchase price allocations:
  Current assets ........................................        94,700           212,800             100,300                 --
  Property, plant and equipment .........................       362,900           466,400             296,400                 --
  Investments in unconsolidated affiliates ..............         3,600           679,900                  --                 --
  Licenses and other intangibles ........................       551,200           931,400           1,490,200            447,100
                                                             ----------        ----------          ----------           --------
        Goodwill ........................................    $5,290,600        $3,955,100          $       --           $     --
                                                             ==========        ==========          ==========           ========

(a) VoiceStream issued 52,325,301 and 52,952,399 shares, respectively, in conjunction with the Aerial and Omnipoint mergers in 2000. VoiceStream also issued 7,912,887 and 4,321,334 shares in 2000 and 2001, respectively, in conjunction with the Designated Entities exchange rights exercises.

(b) The Designated Entities referred to in this schedule include VS PCS, VS GSM, VS GSM II and VS GSM III.

(c) Includes the $150 million invested in Omnipoint Series A preferred shares in June and October of 1999, pursuant to the terms of the merger agreement.

   The above allocations reflect the estimated fair value of assets and liabilities acquired.

   Unaudited pro forma operating results, assuming the Aerial, Omnipoint and Designated Entities business combinations occurred on January 1, 2001 were not materially different than those on the accompanying operating statement for the three months ended March 31, 2001. The unaudited pro forma operating results assuming the business combinations occurred on January 1, 2000 are as follows (dollars in thousands, except per share data):

         Total revenues .............................          $ 542,036
         Net loss ...................................          $(471,841)
         Basic and diluted loss per common share ....          $   (2.09)

   Other Acquisitions and License Exchanges

   STPCS Asset and License Purchase

   On January 22, 2001, VoiceStream and CIVS IV (see Note 6) purchased certain D and F Block licenses owned by two subsidiaries of STPCS Joint Venture, LLC ("STPCS") in Texas. A subsidiary of VoiceStream owned an 18% interest in STPCS. Under the terms of the agreement, STPCS sold its D Block licenses in the Brownsville, Laredo, Corpus Christi and McAllen BTAs and certain other owned assets to VoiceStream for approximately $297 million. Additionally, STPCS sold its F Block licenses in the McAllen, Brownsville, Eagle Pass, Victoria and Laredo BTAs and certain other owned assets to CIVS IV, a Designated Entity (see
Note 6), for $9 million.

                        VOICESTREAM WIRELESS CORPORATION

                                   (UNAUDITED)

3.  MERGERS, ACQUISITIONS AND OTHER TRANSACTIONS (CONTINUED)

   License exchange between AT&T Wireless and Omnipoint Holdings, LLC

   On March 29, 2001, a VoiceStream subsidiary, Omnipoint Holdings, Inc. ("OHI"), exchanged certain D and E Block 10 MHz licenses held by OHI and other VoiceStream subsidiaries in Detroit, MI and St. Louis, MO for portions of certain A Block 10 MHz licenses held by AT&T Wireless PCS, LLC ("AT&T") in Phoenix, AZ and Puerto Rico and $11.7 million in cash. The assets were recorded at $200.5 million and a gain of $11.7 million was recorded in other income for the three months ended March 31, 2001. Neither party assumed any liabilities related to the licenses transferred.

   License Exchange Between AT&T and Omnipoint

   On March 29, 2001, two wholly-owned VoiceStream subsidiaries, Omnipoint Holdings, Inc ("OHI") and Omnipoint Albany-Schenectady-Glens Falls E License, LLC ("OASG"), exchanged the E Block license in Albany, NY held by OASG for 10 MHz of the A Block within Bloomington, IL and Little Rock, AR held by AT&T. There was no gain or loss recorded in this transaction.

   License exchange between VoiceStream and Cingular Wireless

   On May 11, 2001, we completed the exchange of licenses covering approximately 35 million people with Cingular Wireless ("Cingular"). Cingular acquired from VoiceStream 10 MHz of spectrum for the New York, NY Major Trading Area ("MTA"), as well as 10 MHz in each of the St. Louis, MO and Detroit, MI Basic Trading Areas ("BTAs"). VoiceStream acquired from Cingular 10 MHz of spectrum in the Los Angeles and San Francisco MTA's, that cover most of California and Nevada. There was no gain or loss recorded in this transaction.

   BCN Communications

   On January 24, 2001, CIVS IV purchased a 100% Class A membership interest in BCN Communications LLC to acquire the Philadelphia, Atlantic City and Dover C2 15 MHz licenses for $70 million in cash.

   FCC Auction #35

   On January 26, 2001, on completion of FCC Auction # 35, we were the high bidder on 19 licenses for $482.7 million. Additionally, through CIVS V (see Note
6), a Designated Entity in which we hold a non-controlling interest, we were the high bidder on 22 PCS licenses for $506.4 million. These licenses have yet to be issued by the FCC in light of pending administrative and judicial challenges affecting certain of the licenses. The most significant litigation has been brought by the original licensee, NextWave Communications, Inc., in the United States Court of Appeals for the District of Columbia Circuit, challenging the FCC's cancellation of NextWave's licenses and reclamation and reauctioning of the spectrum. Should NextWave or any of the other challengers prevail, then the FCC may be precluded from issuing any of the affected licenses to the high bidders or may be required to revoke any licenses that have already been granted.

   Pocket Communications and Leap Wireless

   On February 12, 2001, CIVS IV purchased 12 C Block licenses in Las Vegas, NV, New Orleans, LA, Houma-Thibidaux, LA, Omaha, NE, Sandusky, OH, Adrian, MI, Battle Creek, MI, Grand Rapids, MI, Jackson, MI, Muskegon, MI, Toledo, OH and Pittsburgh-Parsons, KS from Pocket Communications for $195 million. In a separate agreement, we sold 8 of these licenses to Leap Wireless, Inc. for $51 million in cash and 348,878 shares of Leap Wireless common stock on April 5, 2001.

   UbiquiTel

   On February 22, 2001, we signed a definitive agreement with UbiquiTel (a Sprint PCS Affiliate) to purchase licenses in Bakersfield (10 MHz of A Block), Fresno, Merced, Modesto, Stockton, and Visalia (F Blocks) for approximately $50 million. This transaction is anticipated to close in mid-2001.

   Verizon (Trustee)

   On February 8, 2001, we entered into an agreement with the Department of Justice-appointed Trustee overseeing the operation and divestiture of the former GTE Cincinnati-Dayton PCS properties to purchase licenses and operating assets located primarily in Cincinnati and Dayton, OH (both 20 MHz of B Block) for approximately $200 million. We have obtained preliminary regulatory approvals and this transaction is anticipated to close in June 2001.

                        VOICESTREAM WIRELESS CORPORATION

                                   (UNAUDITED)

4.  PROPERTY AND EQUIPMENT

                                                                           MARCH 31,           DECEMBER 31,
     (dollars in thousands)                         USEFUL LIVES             2001                  2000
                                                    ------------          -----------            -----------
                                                                          (unaudited)
     Land, buildings and improvements ....          5 -- 40 years         $   123,219           $  108,510
     Wireless communications systems .....          5 -- 10 years           2,864,070            2,444,112
     Furniture and equipment .............          3 -- 5 years              528,201              361,909
                                                                          -----------           ----------
                                                                            3,515,490            2,914,531
     Accumulated depreciation ............                                   (919,916)            (740,956)
                                                                          -----------           ----------
                                                                            2,595,574            2,173,575
     Construction in progress ............                                  1,168,974            1,293,975
                                                                          -----------           ----------
                                                                          $ 3,764,548           $3,467,550
                                                                          ===========           ==========

   Depreciation expense was $179.2 million during the three months ended March 31, 2001 and $58.2 million for the same period in 2000.

5. LICENSING COSTS AND OTHER INTANGIBLE ASSETS

                                                                            MARCH 31,           DECEMBER 31,
     (dollars in thousands)                         USEFUL LIVES              2001                  2000
                                                    ------------          -----------           ------------
                                                                          (unaudited)
     License costs .......................          40 years              $ 4,281,840           $3,714,051
     Lease rights ........................          15 years                   57,066               57,066
     Other intangible assets .............          3 -- 40 years             321,793              175,123
                                                                          -----------           ----------
                                                                            4,660,699            3,946,240
     Accumulated amortization ............                                   (155,145)            (118,923)
                                                                          -----------           ----------
                                                                          $ 4,505,554           $3,827,317
                                                                          ===========           ==========

   Amortization expense, excluding goodwill amortization, was $33.8 million for the three months ended March 31, 2001 and $6.7 million for the same period in 2000. Goodwill amortization was $118.2 million for the three months ended March 31, 2001 and $17.2 million for the same period in 2000.

6.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

                                MARCH 31,       DECEMBER 31,
     (dollars in thousands)       2001             2000
                                --------        -----------
                               (unaudited)
     CIVS IV .........          $287,222          $212,209
     CIVS V ..........                --            74,915
     Microcell .......           199,936           209,758
     Other ...........            21,155             1,987
                                --------          --------
                                $508,313          $498,869
                                ========          ========

   Designated Entities

   In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F Block licenses for the initial five year period following award of the licenses. VoiceStream does not qualify as a Designated Entity. In order to continue expansion of service to our customers, we obtained 49.9% ownership interests in six Designated Entities controlled by Cook Inlet Region, Inc. ("CIRI") directly and through its affiliates. In December 2000, we acquired controlling interests in four of these Designated Entities: VS PCS, VS GSM, VS GSM II and VS GSM III. At December 31, 2000 and March 31, 2001, we had minority ownership interests in the two remaining Designated Entities controlled by CIRI: Cook Inlet/VS GSM IV PCS Holdings, LLC ("CIVS IV") and Cook Inlet/VS GSM V PCS Holdings LLC, ("CIVS V"). We consolidate our investment in CIVS V and account for our investment in CIVS IV using the equity method. VoiceStream customers are able to obtain service in the Designated Entities' territories through reseller and other contractual arrangements between VoiceStream and these Designated Entities or their affiliates.

                        VOICESTREAM WIRELESS CORPORATION

                                   (UNAUDITED)

6.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (CONTINUED)

   CIVS IV

   CIVS IV, a Delaware limited liability company, was formed in October 2000 for the purpose of acquiring and operating licenses subject to the FCC's Designated Entity rules. CIVS IV is managed by Cook Inlet Mobile Corporation ("Cook Inlet Mobile"), a subsidiary of CIRI, which owns a 50.1% interest in CIVS IV. Through a subsidiary, VoiceStream holds a 49.9% ownership interest in CIVS IV. In October 2000, VoiceStream, through its subsidiary, and Cook Inlet Mobile made capital investments in CIVS IV commensurate with their respective ownership percentages.

   On entering into the agreement, VoiceStream granted Cook Inlet Mobile exchange rights entitling Cook Inlet Mobile to certain rights, but no obligation, to exchange its ownership interest for 382,657 VoiceStream common shares. These rights are conditioned by the FCC's Designated Entity rules and VoiceStream's legal ability to hold C and F block licenses at the time of the exchange under such rules. The initial fair value of these exchange rights totaled $14 million and was recorded as an increase to investments in and advances to unconsolidated affiliates and additional paid-in capital. Beginning in 2001, the exchange rights are amortized over the remaining FCC restricted holding periods for the licenses. Additionally, VoiceStream loaned $195 million to CIVS IV as evidenced by promissory notes, bearing interest at the higher of 10% or LIBOR plus 5%, to fund the purchase of certain C block licenses. Our total investment in CIVS IV, including advances under such promissory notes, was $287.2 million at March 31, 2001. VoiceStream is using the equity method to account for its investment in CIVS IV.

   CIVS V

   CIVS V, a Delaware limited liability company, was formed in October 2000 for the purposes of acquiring and operating licenses subject to the FCC's Designated Entity rules. CIVS V is managed by Cook Inlet Wireless, Inc. ("Cook Wireless"), a subsidiary of CIRI, which owns a 50.1% interest in CIVS V. Through a subsidiary, VoiceStream holds a 49.9% ownership interest in CIVS V. In November 2000, VoiceStream, through its subsidiary, and Cook Wireless made capital investments in CIVS V commensurate with their respective ownership percentages.

   On February 14, 2001, VoiceStream granted Cook Inlet Mobile exchange rights entitling Cook Inlet Mobile to certain rights, but no obligation, to exchange its ownership interest for VoiceStream common shares or cash, at VoiceStream's option. These rights are conditioned by the FCC's Designated Entity rules and VoiceStream's legal ability to hold C and F block licenses at the time of the exchange under such rules. The fair value of these exchange rights totaled $17.4 million. The exchange rights are amortized over the remaining FCC restricted holding periods for the licenses. VoiceStream used the equity method to account for its investment in CIVS V through 2000, and began consolidating CIVS V in 2001 based on the terms of the exchange rights agreement.

   Microcell Investment

   On February 28, 2000, we invested $274.6 million in Class A shares of Microcell Telecommunications Inc. ("Microcell"), a Canadian GSM service provider. The per share transaction price was equal to the closing market price of Microcell's publicly traded Class B Non-Voting shares on the Nasdaq National Market System on January 6, 2000. We invested an additional $9.7 million in Class B shares of Microcell in January 2000.

   The Class A shares constitute approximately 15% of the issued and outstanding equity securities of Microcell. Class A shares are non-voting but are convertible at any time into common shares, which are voting (subject to Canadian foreign ownership restrictions). If fully converted, these common shares would represent a 22.6% voting interest in Microcell. Additionally, VoiceStream is entitled to designate two members of Microcell's Board of Directors. The investment is being accounted for using the equity method. Amortization of the purchase price paid in excess of net assets acquired was $3.2 million for the three months ended March 31, 2001 and is included in our equity in net losses of unconsolidated affiliates.

   Accumulated other comprehensive loss includes currency translation adjustments arising from fluctuations in the Canadian to U.S. dollar exchange rates of $11.2 million from the date of our investments in Microcell to March 31, 2001.

                        VOICESTREAM WIRELESS CORPORATION

                                   (UNAUDITED)

7. LONG TERM DEBT

                                                                                    MARCH 31,             DECEMBER 31,
   (dollars in thousands)                                                             2001                   2000
                                                                                  ------------          -------------
                                                                                  (unaudited)
   Credit facilities:
     Term loans ...........................................................       $ 2,425,000           $ 2,425,000
     Vendor facility ......................................................           750,000               750,000
     Revolvers ............................................................           150,000               150,000
   Senior Notes:
     10 3/8% Senior Notes, due in 2009 ....................................         1,727,904             1,727,904
     11 7/8% Senior Discount Notes, due in 2009 ...........................           720,000               720,000
     11 5/8% Senior Discount Notes, due in 2006 ...........................             4,582                 4,582
     11 1/2% Senior Discount Notes, due in 2009 ...........................           205,000               205,000
   FCC license obligations ................................................                --                32,113
                                                                                  -----------           -----------
                                                                                    5,982,486             6,014,599
   Unamortized discount and premium, net...................................          (249,061)             (262,600)
   Current portion of long-term debt ......................................                --               (32,113)
                                                                                  -----------           -----------
                                                                                  $ 5,733,425           $ 5,719,886
                                                                                  ===========           ===========

   VoiceStream has a credit facility which includes revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the credit facility is a $1.35 billion reducing revolving credit and was unutilized at March 31, 2001. The term loan portion of the facility totals $1.9 billion and was fully utilized at March 31, 2001. The credit facility permits up to $1.5 billion of additional indebtedness through a vendor facility of $1.0 billion and an incremental facility of up to $500 million. At March 31, 2001, we had utilized $750 million of the vendor facility. Total borrowing permitted under the credit facility including the additional indebtedness is $4.75 billion. The repayment of the facility is secured by, among other things, the grant of a security interest in certain assets of VoiceStream and certain of its subsidiaries and in the capital stock of certain of VoiceStream's subsidiaries. At March 31, 2001, we have utilized $2.65 billion of the $4.25 billion in borrowings currently committed under this facility.

   VS GSM has a credit facility with an infrastructure equipment vendor which provides for borrowings of up to $735 million, composed of a $485 million loan facility (including a $160 million revolving loan and term loans aggregating $325 million), $100 million of 13% Series A Senior Discount Notes, and up to $150 million 13% Series A Subordinated Notes. The repayment of the $485 million loan facility is secured by, among other things, the grant of a security interest in the capital stock and assets of certain of VS GSM subsidiaries. At March 31, 2001 we have utilized $325 million of the $735 million available credit. The Series A Senior Discount Notes and Series A Subordinated Notes have not been issued, but may be issued at any time before June 30, 2001.

   A wholly owned subsidiary of VS GSM II has a $350 million loan facility collateralized by substantially all of the assets of such subsidiary and its license subsidiaries, and a pledge of all capital stock of each subsidiary. As of March 31, 2001 we had fully utilized the credit available under this facility.

   Borrowings under the credit facilities bear interest, at our option, at annual rates of interest ranging up to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 5/8%, or (2) a Eurodollar rate, in each instance plus applicable margins. Such applicable margins will range to a maximum of 2.75%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 3.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the borrower's leverage ratio, as defined in each of the credit facilities.

                        VOICESTREAM WIRELESS CORPORATION

                                   (UNAUDITED)

7.  LONG TERM DEBT (CONTINUED)

   Maturities

   The aggregate amounts of principal maturities of long-term debt at March 31, 2001 are as follows (dollars in thousands):

        Twelve months ending March 31, 2002.......        $       --
        Remainder of 2002.........................                --
        Year ending:
            2003..................................           100,000
            2004..................................           187,250
            2005..................................           247,125
        Thereafter................................         5,448,111
                                                          ----------
                                                          $5,982,486
                                                          ==========

8.  COMMITMENTS AND CONTINGENCIES

   Commitments

   Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2001, are summarized below (dollars in thousands):

        Twelve months ending March 31, 2002 ......        $  167,073
        Remainder of 2002 ........................           124,575
        Year ending:
           2003 ..................................           165,312
           2004 ..................................           167,025
           2005 ..................................           167,435
        Thereafter ...............................           308,738
                                                          ----------
                                                          $1,100,158
                                                          ==========

   Aggregate rental expense for all operating leases was approximately $62.2 million for the three months ended March 31, 2001 and $27.5 million for the same period in 2000.

   In order to ensure adequate supply and availability of certain infrastructure equipment and services, VoiceStream has committed to purchase PCS equipment from various suppliers. These commitments total approximately $962.0 million as of March 31, 2001. At March 31, 2001, VoiceStream has ordered approximately $577.7 million under all of these agreements, of which approximately $31.4 million has not been delivered.

   VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

   Contingencies

   On May 3, 1999, Western Wireless distributed its entire 80.1% interest in VoiceStream's common shares to its stockholders. Prior to this "spin-off," Western Wireless obtained a favorable ruling from the IRS indicating that the spin-off would not result in the recognition of gain or taxable income to Western Wireless or its stockholders. However, Western Wireless could still recognize gain upon the spin-off, notwithstanding the favorable IRS ruling, if it is determined that the spin-off was part of a "prohibitive plan," that is, a plan or series of related transactions in which one or more persons acquire, directly or indirectly 50% or more of VoiceStream's stock. Acquisitions of 50% or more of VoiceStream's stock occurring during the four year period beginning two years before the spin-off would give rise to a rebuttable presumption that the spin-off was part of a prohibitive plan. Although it is not assured, VoiceStream believes it should be able to establish that the spin-off, the subsequent Omnipoint and Aerial mergers, certain investments by Hutchison and Sonera and the potential VoiceStream/Powertel mergers are not pursuant to a "prohibitive plan."

                        VOICESTREAM WIRELESS CORPORATION

                                   (UNAUDITED)

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

9.  PREFERRED STOCK

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

   Each share of Convertible Voting Preferred Stock is entitled to one vote. The Convertible Voting Preferred Stock votes together with the VoiceStream common stock as a single class and is entitled to receive dividends and other distributions made by VoiceStream on its common stock on an as-converted basis. Until the Deutsche Telekom/VoiceStream merger agreement is terminated, the Convertible Voting Preferred Stock may only be transferred by Deutsche Telekom to a controlled subsidiary. The Convertible Voting Preferred Stock ranks senior in rights upon liquidation or dissolution to VoiceStream's common stock, and will rank junior to any other VoiceStream Preferred Stock. VoiceStream has the option to redeem the Convertible Voting Preferred Stock at the liquidation preference thereof after December 31, 2020. VoiceStream shall, upon the request of the holder thereof, redeem the Convertible Voting Preferred Stock at the liquidation preference thereof after December 31, 2030; provided, however, that VoiceStream may not make such redemption if prohibited from doing so by law or agreement or if doing so would make it insolvent.

   Preferred stock of consolidated subsidiary

   Preferred stock of consolidated subsidiary includes Omnipoint depositary shares ("Depositary Shares"), each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock ("Preferred Stock"). The holder of each Depositary Share is entitled to a quarterly payment from the Deposit Account in an amount equal to $0.268 per Depositary Share. These dividends are reflected in the consolidated statements of operations and comprehensive loss as accretion of preferred stock of consolidated subsidiary.

   Each Depositary Share may be converted at any time, at the option of the holder, into 1.3256 VoiceStream common shares plus $12.86. A total of 4,763,419 Depositary Shares were converted to 6,314,857 VoiceStream common shares during the three months ended March 31, 2001. At March 31, 2001, 1,590,041 Depositary Shares were outstanding of which 1,589,896 were converted into 2,107,707 VoiceStream common shares on or prior to May 1, 2001. The remaining 145 Depositary Shares outstanding were redeemed in May 2001, for cash at the redemption price of $52 per Depositary Share.

                        VOICESTREAM WIRELESS CORPORATION

                                   (UNAUDITED)

10.  RELATED PARTY TRANSACTIONS

   VoiceStream and the Designated Entities are parties to technical services agreements and reciprocal resale agreements which entitle each party to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each party performs as a reseller for the other and related fees are charged and paid between the parties. We earned revenues of $1.4 million and incurred immaterial expenses related to these agreements for the three months ended March 31, 2001 as compared to revenues of $16.9 million and expenses of $19.5 million for the three months ended March 31, 2000. The decrease is due to our acquisition of the controlling interests in four of the Designated Entities in December 2000.

11.  SUBSEQUENT EVENTS

   Devon Mobile

   On April 20, 2001, we entered into an agreement to purchase an E Block license in West Palm Beach, FL from Devon Mobile for approximately $36.5 million. The population covered by this license is approximately 1.1 million. CIVS IV also entered into an agreement on April 20, 2001 to purchase an F Block license in Ft. Pierce, FL from Devon Mobile for approximately $13.5 million in cash and $2 million of assumed FCC debt. The population covered by this license is approximately 415,000. These transactions are anticipated to close in the second half of 2001.

   Carolina PCS

   On May 1, 2001, we entered into an agreement to purchase certain 10 MHz C Block licenses in Anderson, Charleston, Columbia, Florence, Greenville, Greenwood, Myrtle Beach, Orangeburg and Sumter, SC from Carolina PCS for approximately $85 million. The population covered by these licenses is approximately 3.4 million. This transaction is anticipated to close in the second half of 2001.

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

   The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2000. Due to the stage of development of our PCS operations and the significance of mergers and other transactions, our operating results for prior periods may not be indicative of future performance.

OVERVIEW

   We provide PCS service in urban markets in the United States through the ownership and operation of PCS licenses and through our minority interests in joint ventures that own and operate similar licenses. The following chronology highlights the key events in the period covered by these financial statements:

   - On February 25, 2000, we merged with Omnipoint, a PCS service provider in urban markets, including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL, and Indianapolis, IN. Our reported results of operations began including Omnipoint's results in March 2000.

   - On May 4, 2000, we merged with Aerial, a PCS service provider in urban markets including Columbus, OH, Houston, TX, Kansas City, MO, Minneapolis, MN, Pittsburgh, PA, and Tampa-St. Petersburg, FL. Our reported results of operations began including Aerial's results in May 2000.

   - On July 24, 2000, we announced a definitive merger agreement with Deutsche Telekom. Pursuant to the merger agreement, each VoiceStream shareholder may elect to receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, subject to certain adjustments, or they can elect either an all-share or all-cash option, subject to the proration terms of the merger agreement. In connection with the merger, Deutsche Telekom will assume all of our outstanding long-term debt, which at March 31, 2001 totaled $5.7 billion. On March 12, 2001, our Board of Directors approved the declaration of a .0075 common share dividend which was distributed on April 6, 2001 to shareholders of record on March 23, 2001. All required approvals have been obtained and the merger is expected to be completed on May 31, 2001, subject to customary closing conditions.

   - On August 28, 2000, we announced a definitive merger agreement with Powertel, a PCS service provider based in West Point, Georgia servicing the southeastern United States. The merger with Powertel is contingent upon the termination of VoiceStream's proposed merger with Deutsche Telekom. Should the VoiceStream merger with Deutsche Telekom be consummated, then we expect that Powertel will also merge with Deutsche Telekom. Pursuant to the VoiceStream/Powertel merger agreement, holders of Powertel common and preferred stock will receive VoiceStream common shares at a conversion ratio, subject to adjustment, ranging from .65, if the average closing price of VoiceStream common shares is $130.77 or above, to .75 if the average closing price of VoiceStream common shares is $113.33 or below. Between these two prices the conversion ratio will be the quotient determined by dividing $85 by the average closing price of VoiceStream common shares. All required approvals have been obtained.

   - On September 5, 2000, in connection with the merger agreement, Deutsche Telekom made an initial investment of $5.0 billion in VoiceStream preferred shares. The preferred shares are convertible into VoiceStream common shares at a price of $160 per common share.

   - In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F Block licenses for the initial five year period following award of the licenses. VoiceStream does not qualify as a Designated Entity. A subsection of the Department of Defense Appropriations Act of 2001, enacted on August 9, 2000, created a specific exemption to the FCC's rules limiting transfer or assignment of C and F Block PCS licenses. The exemption permitted Cook Inlet to transfer control of, or assign, the C and F Block licenses that it held as of August 9, 2000 to non-Designated Entities, without penalty. In December 2000 and February 2001, our partners in VoiceStream PV/SS PCS, L.P. ("VS PCS"), formerly known as Cook Inlet/VoiceStream PV/SS PCS L.P.; VoiceStream GSM I, LLC ("VS GSM"), formerly known as Cook Inlet/VoiceStream PCS, LLC; VoiceStream GSM II Holdings, LLC ("VS GSM II"), formerly known as Cook Inlet/VS GSM II PCS Holdings, LLC; and VoiceStream GSM III Holdings, LLC ("VS GSM III"), formerly known as Cook Inlet/VS GSM III PCS Holdings, LLC, elected to exercise their respective exchange rights, whereby they exchanged their interests in these entities for VoiceStream common shares.

   Operating markets

   We did not commence operations in any of our markets until February 1996. After that date, we launched service in the following markets in the years indicated:

        1996                          1997              1998                   1999                          2001
        ----                          ----              ----                   ----                          ----
        Albuquerque                   Boise             Phoenix/Tucson         San Antonio/Austin            Chicago
        Des Moines                    Denver                                   Seattle/Tacoma                Milwaukee
        Honolulu                      El Paso                                  Washington DC/Baltimore       St. Louis
        Oklahoma City
        Portland
        Salt Lake City

   The following operational markets, which were initially launched in the years indicated, were acquired in the Omnipoint merger in February 2000:

       1997                         1998
       ----                         ----
       Albany                       Boston
       Hartford                     Detroit
       New Haven                    Indianapolis
       New York                     Miami/Ft. Lauderdale

   The following operational markets, which were initially launched in 1997, were acquired in the Aerial merger in May 2000:

       Columbus
       Houston
       Kansas City
       Minneapolis
       Pittsburgh
       Tampa/St. Petersburg

   The controlling interests in the following operational markets, which were initially launched in the years indicated, were acquired from Designated Entities in December 2000:

      1997                  1999          2000
      ----                  ----          ----
      Atlantic City         Spokane       Dallas
      Philadelphia/Dover
      Tulsa

   Due to the varying dates at which each of the markets became operational or were acquired, the revenues and expenses recognized during any period may not be comparable to another period and may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses were start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $3.9 million and $0.8 million of start-up costs were incurred for the three months ended March 31, 2001 and 2000, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

   The following table sets forth certain financial data as it relates to our operations:

(dollars in thousands)                                        THREE MONTHS ENDED MARCH 31,
                                              -----------------------------------------------------
                                                   2001                   2000               CHANGE
                                              -------------           ------------           ------
Revenues:
  Subscriber revenues ..............          $     500,203           $    170,750           192.9%
  Prepaid revenues .................                 93,909                 25,202           272.6%
  Roamer revenues ..................                 44,015                 10,184           332.2%
  Equipment sales ..................                 82,433                 33,910           143.1%
  Affiliate and other revenues .....                 11,494                 18,398           (37.5)%
                                              -------------           ------------
     Total revenues ................                732,054                258,444           183.3%
                                              -------------           ------------
Operating expenses:
  Cost of service ..................                164,487                 63,763           158.0%
  Cost of equipment sales ..........                158,494                 58,902           169.1%
  General and administrative .......                275,273                 79,627           245.7%
  Sales and marketing ..............                280,966                 87,580           220.8%
  Depreciation and amortization ....                331,171                 82,092           303.4%
  Stock-based compensation .........                  2,156                  5,596           (61.5)%
                                              -------------           ------------
     Total operating expenses ......              1,212,547                377,560           211.2%
                                              -------------           ------------
Operating Loss .....................               (480,493)              (119,116)          303.4%
Other income (expense) .............               (170,719)               (84,214)          102.7%
                                              -------------           ------------
Net loss ...........................          $    (651,212)          $   (203,330)          220.3%
                                              =============           ============
Other Data:
Licensed population (operating
  markets) .........................            137,598,000             93,088,000            47.8%
Covered population .................            111,500,000             71,607,000            55.7%
Subscribers/Users:
Subscribers ........................              3,343,500              1,267,900           163.7%
Prepaid Users ......................              1,046,600                543,700            92.5%
Adjusted EBITDA ....................          $    (147,166)          $    (31,428)          368.3%
                                              =============           ============
Cash flows provided by (used in):
  Operating activities .............          $    (177,620)          $    (96,313)           84.4%
                                              =============           ============
  Investing activities .............          $     181,976           $   (881,169)           120.7%
                                              =============           ============
  Financing activities .............          $     (82,026)          $    918,307           (108.9)%
                                              =============           ============

REVENUES

   The overall increase in service revenues (subscriber, prepaid and roamer revenues) for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily due to the acquisitions of Omnipoint on February 25, 2000, Aerial on May 4, 2000, and controlling interests in the four Designated Entities formerly controlled by Cook Inlet Region, Inc. ("CIRI") on December 14, 2000. Service revenues have also grown due to the expansion of our wireless network in the existing and acquired markets and the launch of our services in new markets. We had 4,390,100 customers at March 31, 2001, representing an increase of 2,578,500 or 142.3% from March 31, 2000, of which 744,600 were added through the acquisitions. During the quarter ended March 31, 2001 we added 511,100 net customers of which 26,400 related to our acquisition of STPCS and its operations in South Texas. We believe our "Get More" marketing strategy, including our advertising campaign featuring Jamie Lee Curtis, and associated pricing strategy that was initiated in the second quarter of 1998 have contributed to the rapid customer growth throughout all of our markets. We intend to continue the "Get More" marketing strategy and expect a continued positive effect on customer growth.

   Total service revenue per average customer ("ARPU") was $51.39 for the three months ended March 31, 2001 compared to $54.29 for the same period in 2000. The decline in ARPU in the first quarter of 2001 as compared to the same period in 2000 is largely due to the increase in the prepaid component of our customer base. At March 31, 2001, we had 1,046,600 prepaid customers, representing 23.8% of our total customer base. We had 543,700 prepaid customers at March 31, 2000, however the 2000 quarter included only one month of revenue from this customer base as it was acquired through the Omnipoint merger. We expect that prepaid customers will decrease as a percentage of our total customer base in the future as our primary focus for growth is post pay subscribers. We expect ARPU will increase in 2001 as post pay subscribers adjust usage patterns and migrate to higher priced rate plans and as the prepaid customer base declines relative to the total customer base.

   Roamer revenues increased to $44.0 million for the three months ended March 31, 2001 from $10.2 million for the same period in 2000 primarily due to subscriber growth and to our continuing effort to procure domestic and international roaming agreements with other carriers.

   Equipment revenues increased in 2001 as a result of the growth in the number of handsets sold. This volume increase is correlated to our customer base growth as described above. We anticipate continued equipment sales growth in 2001 in conjunction with our increasing customer base and as next generation products are introduced.

   Other revenue decreased 37.5% in the three months ended March 31, 2001 as compared to the same period in 2000 primarily due to a reduction in the revenue earned as part of the technical services agreements and reciprocal resale agreements with Designated Entities. The parties to these agreements are able to utilize air time on each other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets with each party acting as a reseller for the other with related fees charged and paid between the parties. The revenue reduction is due to the elimination of these revenues and expenses in consolidation related to the four Designated Entities in which we acquired controlling interests in December 2000.

OPERATING EXPENSES

   Cost of service expenses represent expenses incurred in operational markets. The increase in the three months ended March 31, 2001 as compared to the same period in 2000 is primarily due to the growth in our customer base. Cost of service as a percentage of service revenue decreased to 25.8% for the three months ended March 31, 2001, from 30.9% for the same period in 2000. The cost of service expenses also includes fees related to the technical services agreements and reciprocal resale agreements with certain Designated Entities. These amounts were immaterial for the three months ended March 31, 2001, and $19.5 million for the same period in 2000. In 2001, we consolidated the results of four of these entities, and these expenses are eliminated from our consolidated results. Excluding the technical services agreements and reciprocal resale agreements described above, these percentages were 25.8% and 21.6% for the three months ended March 31, 2001 and March 31, 2000, respectively. While cost of service expenses are expected to increase due to continuing growth in customers and their usage, we expect the cost of service as a percentage of service revenue to continue to decline as greater economies of scale are realized.

   Cost of equipment sales increased primarily due to the increase in the number of handsets sold. The volume increase is correlated to our customer base growth. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

   General and administrative cost per average customer was $22.17 for the three months ended March 31, 2001, compared to $21.90 for the same period in 2000. The increase is primarily attributable to the scaling of our back office and other administrative functions to support our current and future anticipated growth. While general and administrative expenses are expected to continue to grow due to continuing growth in subscribers, we expect the cost per customer to decline as greater economies of scale are realized.

   The increase in sales and marketing costs is associated with the continued subscriber growth in VoiceStream's markets. The sales and marketing cost per customer added, including the loss on equipment sales, of $335 and $340 for the three months ended March 31, 2001 and 2000, respectively, has been on a downward trend since 1998. Sales and marketing cost per net subscriber added, including the loss on equipment sales, was $737 for the three months ended March 31, 2001 compared to $556 for the same period in 2000. The increase in 2001 is largely due to higher customer turnover especially with respect to prepaid customers not purchasing additional service.

   Depreciation and amortization expense increased due to the tangible and intangible assets acquired in the Omnipoint, Aerial, VS PCS, VS GSM I, VS GSM II and VS GSM III acquisitions and the continued expansion of our wireless network.

   Stock-based compensation expense was $2.2 million for the three months ended March 31, 2001. In 1999, a non-cash accrual for stock-based compensation of $60.7 million was recorded as a result of the restructuring of stock options in connection with the spin-off from Western Wireless. The spin-off related deferred compensation is being amortized over the vesting periods of the related stock options. As of March 31, 2001, approximately $6.9 million remains unamortized.

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

   Adjusted EBITDA loss increased to $147.2 million for the three months ended March 31, 2001 from $31.4 million for the same period in 2000. The increase in 2001 was primarily due to the incremental costs of customer growth together with the related expenditures necessary to support this growth. Costs of customer growth includes increased sales and marketing expenses, equipment losses and general and administrative expenses.

OTHER INCOME (EXPENSE)

   Interest and financing expense, net of capitalized interest, increased to $135.6 million for the three months ended March 31, 2001, from $81.2 million in the same period in 2000, primarily due to the debt acquired through acquisitions of $3.7 billion. The weighted average effective interest rate before capitalized interest was 10.3% for the three months ended March 31, 2001, and 10.4% for the same period in 2000.

   Also included in other income (expense) is equity in net losses of unconsolidated affiliates of $42.9 million for the three months ended March 31, 2001 and $16.3 million for the same period in 2000. The increase in 2001 is due primarily to the losses recorded by Microcell Telecommunications Inc. ("Microcell"), a Canadian GSM provider in which we own an approximate 15% interest, which included a write down on equity investments of $21.0 million.

NET LOSS

   Our net loss was $651.2 million for the three months ended March 31, 2001 compared to $203.3 million for the same period in 2000. The increase in 2001 was due primarily to the incremental costs of continued high customer growth together with the related expenditures necessary to support this growth. The operating costs associated with the integration of our acquisitions were greater than the revenues generated. The acquisitions also drove dramatic increases in depreciation and amortization expense for acquired property, goodwill and licenses, and interest expense on debt assumed in the mergers.

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

   On May 4, 2000, we completed our merger with Aerial. Pursuant to the merger agreement, 0.455 of a VoiceStream common share was exchanged for each outstanding Aerial Series A common share. Total consideration paid for the acquisition, including liabilities assumed was $6.3 billion.

   On December 14, 2000, we issued approximately 7.9 million VoiceStream common shares and $50 million in cash to CIRI and SSPCS Corporation in exchange for their interests in VS PCS, VS GSM, VS GSM II and VS GSM III. On February 14, 2001, we issued a total of approximately 4.4 million VoiceStream common shares to Providence Media Partners, L.P., Providence Equity Partners III, L.P. and Providence Equity Operating Partners III, L.P. in exchange for their interests in VS PCS and VS GSM, giving us 100% ownership of these entities. Total consideration to acquire the 50.1% interests in these four entities was $2.3 billion, including liabilities assumed.

   On January 22, 2001, we purchased the assets of STPCS Joint Venture, LLC ("STPCS"). Through its operating company, SOL Communications Inc., STPCS held licenses and assets in South Texas. Pursuant to the terms of the agreement, we purchased STPCS's licenses and related assets for $297 million in cash. In addition, STPCS's F block licenses were purchased by Cook Inlet/VS GSM IV PCS Holdings, LLC ("CIVS IV") for $9 million.

   On February 12, 2001, CIVS IV purchased FCC PCS licenses formerly held by Pocket Communications for $195 million.

   In January 2001, on completion of FCC Auction #35, we were the high bidder on 19 additional PCS licenses for $482.7 million. Additionally, through CIVS V, a Designated Entity in which we hold a non-controlling 49.9% interest, we were the high bidder on 22 PCS licenses for $506.4 million. These licenses have yet to be issued by the FCC in light of pending administrative and judicial challenges affecting certain of these licenses. The most significant litigation has been brought by the original licensee, NextWave Communications, Inc., in the United States Court of Appeals for the District of Columbia Circuit, challenging the FCC's cancellation of NextWave's licenses and reclamation and reauctioning of the spectrum. Should NextWave or any of the other challengers prevail, then the FCC may be precluded from issuing any of the affected licenses to the high bidders or may be required to revoke any licenses that have already been granted.

   Capital expenditures totaled $563.6 million for the three months ended March 31, 2001, primarily for the continuing build out of our wireless network including Chicago, which was launched on May 1, 2001. We expect to incur significant further capital expenditures through 2001, directly and through CIVS IV for license purchases, capacity expansion of operating markets and the development and expansion of new markets. Actual capital expenditures could vary considerably depending on opportunities that arise over the course of the year and what capital resources we have available to fund expenditures.

   Financing Activities

   We have a credit facility with a consortium of lenders which includes revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the credit facility is a $1.35 billion reducing revolving credit which was unutilized at March 31, 2001. The term loan portion of the facility totals $1.9 billion and was fully utilized at March 31, 2001. The credit facility permits up to $1.5 billion of additional indebtedness, through a vendor facility of $1 billion and an incremental facility of up to $500 million. At March 31, 2001 we had utilized $750 million of the vendor facility. Total borrowing permitted under the credit facility, including the additional indebtedness is $4.75 billion and is secured by, among other things, the grant of a security interest in certain assets of VoiceStream and certain of its subsidiaries and in the capital stock of certain of VoiceStream's subsidiaries. As of March 31, 2001 we had utilized a total of $2.65 billion of the $4.25 billion in borrowings currently committed under this facility.

   VS GSM has a credit facility with an infrastructure equipment provider which provides subsidiaries of VS GSM with credit facilities of up to $735 million, composed of a $485 million loan facility (including a $160 million revolving loan and term loans aggregating $325 million), $100 million of 13% Series A Senior Discount Notes, and up to $150 million 13% Series A Subordinated Notes. The repayment of the $485 million loan facility is secured by, among other things, the grant of a security interest in the capital stock and assets of certain of VS GSM's subsidiaries. The net proceeds are being used to finance capital expenditures, permitted investments, and for working capital in connection with our Chicago and Dallas systems. As of March 31, 2001, we had $160 million available through the revolving credit portion of the facility. The Series A Senior Discount Notes and Series A Subordinated Notes have not been issued, but may be issued at any time before June 30, 2001.

   A wholly owned subsidiary of VS GSM II has a $350 million loan facility for the purpose of financing the continued build-out of networks and the operations of the Philadelphia, PA; Atlantic City, NJ; and Dover, DE markets and refinancing of $145 million of prior indebtedness. The VS GSM II loan facility is collateralized by substantially all of the assets of such subsidiary and its license subsidiaries and a pledge of all capital stock of each subsidiary. As of March 31, 2001, this facility is fully utilized.

   In the third quarter of 2000, we received $5.0 billion from the sale of convertible preferred stock to Deutsche Telekom. We used $810 million of the cash received from this sale to pay down the revolving credit portion of our credit facilities. The remainder is being used to fund operating losses and additional expenditures to build-out our wireless network and to acquire additional spectrum. As of March 31, 2001, we had cash reserves and short term investments of $1.2 billion dollars.

   Our senior secured facilities, senior notes and senior discount notes contain change of control provisions. On consummation of our pending acquisition by Deutsche Telekom, it is possible that certain of our borrowings could be called or we may be required to make certain offers to purchase such indebtedness. We have requested a consent from the applicable lenders that a change of control will not present a default under the credit facilities and we do not believe that a change of control is likely to result in the repayment of any of our outstanding long-term debt.

   Cash Flow Information

   Net cash used in operating activities was $177.6 million for the three months ended March 31, 2001. Adjustments to the $651.2 million net loss to reconcile net cash used in operating activities included $331.2 million of non-cash depreciation and amortization expenses related to our substantial investments in network infrastructure, FCC licenses and goodwill associated with our various mergers and acquisitions and $42.9 million of non-cash equity in net losses of unconsolidated affiliates, primarily related to our investment in Microcell. Other adjustments included changes in operating assets and liabilities including decreases of $64.9 million in inventory and $101.6 million in accounts payable, both of which relate primarily to reduced purchases of handsets during the period and an increase of $92.5 million in accrued liabilities due primarily to the timing of interest payments on long term debt. Net cash used in operating activities was $96.3 million for the three months ended March 31, 2000.

   Net cash provided by investing activities was $182.0 million for the three months ended March 31, 2001. Investing activities consisted primarily of investments in property and equipment, of which $563.6 million were capital expenditures and $297.2 million were through acquisitions. Additionally, $1.0 billion of short-term investments, net, were converted to cash and were primarily used to fund the capital investments and the cash flow loss from operations. Net cash used in investing activities was $881.2 million for the three months ended March 31, 2000.

   Net cash used in financing activities was $82.0 million for the three months ended March 31, 2001. Financing activities consisted primarily of scheduled repayments of FCC debt which totaled $32.1 million and cash entitlements on conversions of preferred stock of consolidated subsidiary which totaled $61.3 million. Net cash provided by financing activities was $918.3 million for the three months ended March 31, 2000.

   We expect continued use of cash in operating activities due to operating losses and increased working capital requirements together with continuing investments in network infrastructure and FCC licenses to grow and support our customer base. We plan to use cash on hand of $1.2 billion and the $2.0 billion of unutilized borrowing capacity available under our credit facilities to fund these activities and expenditures. However, the cost of completing the build-out in any particular market, the magnitude of operating losses, debt service requirements and the funding requirements of license or operating business acquisitions could vary significantly from current estimates. If our available capital resources prove inadequate to meet these needs, we may be required to seek additional financing. Such financing may not be available on acceptable terms which could force us to curtail our rate of growth or our service operations.

   If the VoiceStream/Powertel merger does not close as a result of our failure to comply with any of the covenants or agreements contained in the VoiceStream/Powertel merger agreement, we may be obligated to pay Powertel $150 million plus expenses not to exceed $10 million. If the merger does not close as a result of Powertel not complying with any of the covenants or agreements contained in the VoiceStream/Powertel merger agreement, Powertel may be obligated to pay VoiceStream and Deutsche Telekom $75 million each plus expenses not to exceed $10 million in the aggregate.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards for derivative instruments and hedging activities and require recognition of all derivatives as either assets or liabilities measured as fair value. Changes to the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001 with no material impact on our financial position.

MARKET SENSITIVE FINANCIAL INSTRUMENT RISK MANAGEMENT

   During the three months ended March 31, 2001, there were no material changes to the qualitative or quantitative disclosures about market risks presented in the Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Except as referenced in our Form 10-K for the year ended December 31, 2000 there are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on their financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

   (a) None.

   (b) None.

   (c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) None.


   (b) Reports on Form 8-K:

   VoiceStream filed a Current Report on Form 8-K dated March 22, 2001, setting forth for informational purposes under Item 7 Powertel Inc.'s financial statements as of and for the years ended December 31, 2000, 1999 and 1998.

   VoiceStream filed a Current Report on Form 8-K dated February 8, 2001, in which VoiceStream reported under Item 5 that on February 8, 2001, VoiceStream, Deutsche Telekom AG and Bega, Inc. amended and restated their Agreement and Plan of Merger and that VoiceStream, Powertel, Inc. and VoiceStream Subsidiary V Corporation amended and restated their Agreement and Plan of Merger.

   VoiceStream filed a Current Report on Form 8-K dated February 2, 2001, in which VoiceStream reported under Item 5 that it was the high bidder for 19 licenses in 18 markets and that Cook Inlet/VS GSM V PCS, L.L.C., of which VoiceStream has a 49.9% ownership interest, was the high bidder for 22 licenses in 22 markets in the Federal Communications Commission C and F block broadband PCS spectrum auction that concluded on January 26, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        VoiceStream Wireless Corporation

By /s/ DONALD GUTHRIE                             By /s/ ALLYN P. HEBNER
   ---------------------------                      ----------------------------
Donald Guthrie                                    Allyn P. Hebner
Vice Chairman and Director                        Vice President and Controller
(Principal Financial Officer)                     (Principal Accounting Officer)



                               Dated: May 15, 2001