Form 10-Q
period 2001-06-30
VOICESTREAM WIRELESS CORP /DE
filed 2001-08-14
CIK 1097609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

          12920 -- 38TH STREET S.E
            BELLEVUE, WASHINGTON                                   98006
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (425) 378-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         TITLE                                   SHARES OUTSTANDING AS OF AUGUST 14, 2001
                         -----                                   ----------------------------------------
           Common Stock, $0.000001 par value                                   268,862,185

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        VOICESTREAM WIRELESS CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets.................................    3
         Consolidated Statements of Operations and Comprehensive
         Loss........................................................    4
         Consolidated Statements of Cash Flows.......................    5
         Notes to Consolidated Financial Statements..................    6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................   16

                       PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   24
Item 2.  Changes in Securities.......................................   24
Item 3.  Defaults Upon Senior Securities.............................   24
Item 4.  Submission of Matters to a Vote of Security Holders.........   24
Item 5.  Other Information...........................................   24
Item 6.  Exhibits and Reports on Form 8-K............................   24

                        VOICESTREAM WIRELESS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $    56,935    $ 1,154,896
  Short-term investments....................................           --      1,175,636
  Accounts receivable, net of allowance for doubtful
     accounts of $101,623 and $100,600, respectively........      489,356        469,475
  Inventory.................................................      198,668        340,284
  FCC license deposits and other current assets.............      272,562        223,634
                                                              -----------    -----------
          Total current assets..............................    1,017,521      3,363,925
Property and equipment, net of accumulated depreciation of
  $65,197 and $740,956, respectively........................    4,004,266      3,467,550
Goodwill, net of accumulated amortization of $66,061 and
  $348,575, respectively....................................   15,774,964      9,075,605
Licensing costs and other intangible assets, net of
  accumulated amortization of $94,546 and $118,923,
  respectively..............................................   20,500,724      3,827,317
Investments in and advances to unconsolidated affiliates....      431,543        498,869
Other assets and investments................................       38,262         44,477
                                                              -----------    -----------
                                                              $41,767,280    $20,277,743
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    76,960    $   150,632
  Accrued liabilities.......................................      488,197        404,621
  Deferred revenue..........................................       69,590         60,272
  Construction accounts payable.............................      101,073        207,462
  Current portion of long-term debt.........................      350,000         32,113
                                                              -----------    -----------
          Total current liabilities.........................    1,085,820        855,100
Long-term debt..............................................    5,483,717      5,719,886
Deferred tax liability......................................    4,536,298             --
Other long-term liabilities.................................       13,624             --
Minority interest in equity of consolidated subsidiaries....       50,763         16,563
Preferred stock of consolidated subsidiary..................           --        312,513
VoiceStream voting preferred stock; $0.001 par value;
  100,000,000 shares authorized; 3,906,250 shares issued and
  outstanding...............................................    5,000,000      5,000,000
Commitments and contingencies (see Note 8)
Shareholders' equity:
  Common stock, $0.000001 and $0.001 par value,
     respectively, and paid-in capital; 1.0 billion shares
     authorized, 268,862,185 and 250,791,145 shares issued
     and outstanding, respectively..........................   25,859,658     11,572,083
  Deferred compensation.....................................      (43,317)        (8,412)
  Accumulated other comprehensive loss......................           --        (45,238)
  Deficit...................................................     (219,283)    (3,144,752)
                                                              -----------    -----------
          Total shareholders' equity........................   25,597,058      8,373,681
                                                              -----------    -----------
                                                              $41,767,280    $20,277,743
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                       THREE MONTH PERIODS                          SIX MONTH PERIODS
                                           -------------------------------------------   ----------------------------------------
                                           JUNE 1, 2001   APRIL 1, 2001   THREE MONTHS   JUNE 1, 2001    JANUARY 1,    SIX MONTHS
                                             THROUGH         THROUGH         ENDED         THROUGH      2001 THROUGH     ENDED
                                             JUNE 30,        MAY 31,        JUNE 30,       JUNE 30,       MAY 31,       JUNE 30,
                                               2001           2001            2000           2001           2001          2000
                                           ------------   -------------   ------------   ------------   ------------   ----------
Revenues:
  Subscriber revenues....................   $ 183,224       $ 368,464      $ 273,711      $ 183,224     $   868,667    $  444,461
  Prepaid revenues.......................      34,763          64,984         67,434         34,763         158,893        92,636
  Roamer revenues........................      16,850          29,113         28,146         16,850          73,128        38,330
  Equipment sales........................      33,642          68,525         55,846         33,642         150,958        89,756
  Affiliate and other revenues...........      10,245           7,428         31,119         10,245          18,922        49,517
                                            ---------       ---------      ---------      ---------     -----------    ----------
        Total revenues...................     278,724         538,514        456,256        278,724       1,270,568       714,700
                                            ---------       ---------      ---------      ---------     -----------    ----------
Operating expenses:
  Cost of service (excludes stock-based
    compensation of $297, $244, $1,023,
    $297, $610 and $1,712,
    respectively)........................      70,550         122,410        124,083         70,550         286,897       187,846
  Cost of equipment sales................      62,161         107,135        103,765         62,161         265,629       162,667
  General and administrative (excludes
    stock-based compensation of $449,
    $813, $2,063, $449, $2,298 and
    $6,396, respectively)................      94,675         191,368        147,189         94,675         466,641       226,816
  Sales and marketing (excludes
    stock-based compensation of $248,
    $203, $853, $248, $508 and $1,427,
    respectively)........................     102,171         185,547        142,617        102,171         466,513       230,197
  Depreciation and amortization..........     225,804         228,238        198,812        225,804         559,409       280,904
  Stock-based compensation...............         994           1,260          3,939            994           3,416         9,535
                                            ---------       ---------      ---------      ---------     -----------    ----------
        Total operating expenses.........     556,355         835,958        720,405        556,355       2,048,505     1,097,965
                                            ---------       ---------      ---------      ---------     -----------    ----------
Operating loss...........................    (277,631)       (297,444)      (264,149)      (277,631)       (777,937)     (383,265)
                                            ---------       ---------      ---------      ---------     -----------    ----------
Other income (expense):
  Interest and financing expense.........     (39,433)        (88,826)      (120,868)       (39,433)       (224,471)     (202,099)
  Equity in net losses of unconsolidated
    affiliates...........................      (4,789)        (20,561)       (30,963)        (4,789)        (63,477)      (47,247)
  Interest income and other, net.........       1,791           6,813          6,946          1,791          35,968        21,990
  T-Mobile merger related costs..........        (477)       (102,271)            --           (477)       (118,885)           --
  Accretion of preferred stock of
    consolidated subsidiary..............          --              --         (5,190)            --          (4,699)       (6,933)
                                            ---------       ---------      ---------      ---------     -----------    ----------
        Total other income (expense).....     (42,908)       (204,845)      (150,075)       (42,908)       (375,564)     (234,289)
                                            ---------       ---------      ---------      ---------     -----------    ----------
Net loss before income taxes.............    (320,539)       (502,289)      (414,224)      (320,539)     (1,153,501)     (617,554)
Income tax benefit.......................     101,256              --             --        101,256              --            --
                                            ---------       ---------      ---------      ---------     -----------    ----------
Net loss.................................    (219,283)       (502,289)      (414,224)      (219,283)     (1,153,501)     (617,554)
2.5% junior preferred stock dividends....          --              --         (5,463)            --              --        (6,338)
                                            ---------       ---------      ---------      ---------     -----------    ----------
Net loss attributable to common
  shareholders...........................    (219,283)       (502,289)      (419,687)      (219,283)     (1,153,501)     (623,892)
Other comprehensive income (loss):
  Foreign currency translation
    adjustment...........................          --          (4,308)            --             --          (8,013)           --
  Equity in net unrealized income on
    investment in securities held by
    unconsolidated
    affiliate............................          --             791             --             --          21,727            --
  Net unrealized income (loss) on
    available-for-sale securities........          --            (139)            --             --          15,333            --
                                            ---------       ---------      ---------      ---------     -----------    ----------
        Total other comprehensive income
          (loss).........................          --          (3,656)            --             --          29,047            --
                                            ---------       ---------      ---------      ---------     -----------    ----------
Comprehensive loss.......................   $(219,283)      $(505,945)     $(419,687)     $(219,283)    $(1,124,454)   $ (623,892)
                                            =========       =========      =========      =========     ===========    ==========

          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 1, 2001     JANUARY 1, 2001
                                                                THROUGH           THROUGH         SIX MONTHS ENDED
                                                               JUNE 30,           MAY 31,           JUNE 30,
                                                                 2001              2001               2000
                                                                ---------        -----------        -----------
Operating activities:
  Net loss..................................................    $(219,283)       $(1,153,501)       $  (617,554)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      225,804            559,409            280,904
    Income tax benefit......................................     (101,256)                --                 --
    Amortization of debt discount and premium...............          610             22,783             20,240
    Equity in net losses of unconsolidated affiliates.......        4,789             63,477             47,247
    Stock-based compensation................................          994              3,416              9,535
    Allowance for bad debts.................................       (2,053)             1,776             (1,681)
    Other, net..............................................       (1,712)           (25,119)             6,742
    Changes in operating assets and liabilities, net of
      effects of purchase accounting:
      Accounts receivable...................................      (13,869)            (6,264)           (23,078)
      Inventory.............................................       33,659            107,957           (102,319)
      Other current assets..................................       (1,920)             1,766             (5,238)
      Accounts payable......................................      (21,683)           (52,429)            92,712
      Accrued liabilities...................................         (383)            56,797             61,197
                                                                ---------        -----------        -----------
        Net cash used in operating activities...............      (96,303)          (419,932)          (231,293)
                                                                ---------        -----------        -----------
Investing activities:
  Purchases of property and equipment.......................     (123,347)          (809,983)          (469,832)
  Acquisitions of wireless properties, net of cash
    acquired................................................     (205,079)          (299,292)          (469,366)
  Sales of short-term investments, net......................           --          1,175,636                 --
  Investments in and advances to affiliates.................        8,919            (37,193)          (364,158)
  Refund of deposit held by FCC.............................           --             49,589                 --
  Other.....................................................           47             26,863             (2,252)
                                                                ---------        -----------        -----------
        Net cash provided by (used in) investing
          activities........................................     (319,460)           105,620         (1,305,608)
                                                                ---------        -----------        -----------
Financing activities:
  Net proceeds from issuance of common and preferred
    stock...................................................           --             43,468          1,331,099
  Long-term debt borrowings.................................           --                 --          2,740,000
  Long-term debt repayments.................................     (325,000)           (32,113)        (2,668,688)
  Other.....................................................           --             27,470             38,677
  Cash entitlements on conversion of preferred stock of
    consolidated subsidiary.................................           --            (81,711)                --
  Deferred financing costs..................................           --                 --            (68,142)
                                                                ---------        -----------        -----------
        Net cash provided by (used in) financing
          activities........................................     (325,000)           (42,886)         1,372,946
                                                                ---------        -----------        -----------
Change in cash and cash equivalents.........................     (740,763)          (357,198)          (163,955)
Cash and cash equivalents, beginning of period..............      797,698          1,154,896            235,433
                                                                ---------        -----------        -----------
Cash and cash equivalents, end of period....................    $  56,935        $   797,698        $    71,478
                                                                =========        ===========        ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest (net of capitalized interest)......    $ (40,700)       $  (221,800)       $  (149,100)
  Non-cash investing and financing activities:
    Capital contribution of license to unconsolidated
      affiliate.............................................    $      --        $     7,500        $        --
    Capital contribution to CIVS IV.........................    $      --        $    38,000        $        --
    Exchange rights granted to CIVS V from additional
      paid-in capital.......................................    $      --        $    17,400        $        --
    Stock dividend issued from additional paid-in capital...    $      --        $   173,300        $        --
    Conversion of preferred stock of consolidated
      subsidiary............................................    $      --        $   235,900        $     3,715

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

     On December 14, 2000, we acquired controlling interests in the following entities in exchange for approximately 7.9 million VoiceStream common shares and $51 million in cash: VoiceStream PV/SS PCS, L.P. ("VS PCS"); VoiceStream GSM I, LLC ("VS GSM"); VoiceStream GSM II Holdings, LLC ("VS GSM II"); and VoiceStream GSM III Holdings, LLC ("VS GSM III"). On February 14, 2001 we acquired the remaining minority interest in VS PCS and VS GSM in exchange for approximately
4.3 million VoiceStream common shares.

     On May 31, 2001 Deutsche Telekom AG ("Deutsche Telekom") acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash,
3.6683 shares of Deutsche Telekom stock and $15.9062 or 3.7647 shares of Deutsche Telekom stock. Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger (hereafter referred to as "the T-Mobile merger"), VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Financial Statement Presentation

     The unaudited consolidated financial statements of VoiceStream and its consolidated subsidiaries include the accounts of all majority and minority-owned subsidiaries that are controlled by VoiceStream. Affiliates that are 20 percent to 50 percent owned are generally accounted for on an equity basis. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of VoiceStream for the three and six months ended June 30, 2001 and 2000 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below. The operating results for the interim periods presented herein are not necessarily indicative of results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts for 2000 have been reclassified to conform with current period classifications.

     As a result of the T-Mobile merger and the push down accounting that resulted, we have adjusted the basis of our assets, liabilities and shareholder's equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to those prior to the merger. The consolidated financial statements of VoiceStream for the three and six months ended June 30, 2001 are

                        VOICESTREAM WIRELESS CORPORATION
each presented as two distinct periods, the two and five months prior to the merger, and the period from June 1, 2001 to June 30, 2001, subsequent to the merger.

     Loss per common share

     VoiceStream no longer presents loss per share information as all of VoiceStream's common shares are owned by T-Mobile.

     Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards for derivative instruments and hedging activities and require recognition of all derivatives as either assets or liabilities measured at fair value. Changes to the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001 with no material impact on our financial position and results of operations.

     In June 2001 the FASB approved No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill and other intangible assets with indefinite lives resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill and any intangible assets with indefinite lives; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

                        VOICESTREAM WIRELESS CORPORATION

3. BUSINESS COMBINATIONS AND OTHER TRANSACTIONS

     T-Mobile Merger

     As a result of the T-Mobile merger, we adjusted the basis of our assets, liabilities and shareholder's equity to reflect the purchase allocations recorded by T-Mobile (see Note 2). These non-cash adjustments, which have not been finalized and may be subject to change, resulted in the following changes to our balance sheet at May 31, 2001(dollars in thousands):

                                 ASSETS
Other current assets........................................  $   (16,878)
Licenses and other intangibles (excluding goodwill).........   15,953,562
Goodwill....................................................    6,961,764
Other long-term assets......................................      (22,046)
                                                              -----------
                                                              $22,876,402
                                                              ===========
                  LIABILITIES AND SHAREHOLDER'S EQUITY
Other current liabilities...................................  $    36,151
Long-term debt..............................................      426,840
Deferred tax liability......................................    4,637,554
Common stock and additional paid in capital.................   13,326,758
Deferred compensation.......................................      (38,686)
Accumulated other comprehensive loss........................       16,191
Deficit.....................................................    4,471,594
                                                              -----------
                                                              $22,876,402
                                                              ===========

     Other Acquisitions and License Exchanges

     The following acquisitions and license exchanges either closed during the second quarter of 2001 or were pending as of June 30, 2001.

     License exchange between VoiceStream and Cingular Wireless

     On May 11, 2001, we completed the exchange of licenses covering approximately 35 million people with Cingular Wireless ("Cingular"). Cingular acquired from VoiceStream 10 MHz of spectrum for the New York, NY Major Trading Area ("MTA"), as well as 10 MHz in each of the St. Louis, MO and Detroit, MI Basic Trading Areas ("BTAs"). VoiceStream acquired from Cingular 10 MHz of spectrum in the Los Angeles and San Francisco MTAs, that covers most of California and Nevada. No gain or loss was recorded in this transaction.

     FCC Auction #35

     On January 26, 2001, upon completion of the FCC Auction # 35 bid process, we were the high bidder on 19 PCS licenses for $482.7 million. Additionally, through CIVS V (see Note 6), a CIRI Designated Entity, we were the high bidder on 22 PCS licenses for $506.4 million. The FCC announced on July 27, 2001, that it was prepared to grant seven of the 19 PCS licenses for which VoiceStream was the high bidder, and one of the 22 PCS licenses for which CIVS V was the high bidder. VoiceStream and CIVS V submitted their payments for the remaining balances outstanding for those licenses to the FCC on August 10, 2001.

     The FCC has not granted the remaining licenses due to pending administrative and judicial challenges related to the auction process, including a decision issued by the United States Court of Appeals for the District of Columbia Circuit on June 22, 2001. The court held that the FCC had erroneously cancelled

                        VOICESTREAM WIRELESS CORPORATION
licenses previously acquired by NextWave Communications, Inc. in earlier auctions, when NextWave, upon declaring bankruptcy, failed to make installment payments for those licenses. Auction #35 included the cancelled NextWave licenses as well as other cancelled licenses previously held by companies that also declared bankruptcy. The FCC plans to petition the United States Supreme Court for a writ of certiorari of the Court of Appeals' decision, and has requested that the Court of Appeals stay the effectiveness of its decision until the Supreme Court has considered the FCC's petition. In light of the pending litigation, it is uncertain whether the FCC will issue the remaining Auction #35 licenses to the high bidders.

     UbiquiTel

     On February 22, 2001, we signed a definitive agreement with UbiquiTel (a Sprint PCS Affiliate) to purchase licenses in Bakersfield (10 MHz of A Block), Fresno, Merced, Modesto, Stockton, and Visalia (F Blocks) for approximately $50 million. This transaction is subject to FCC approval and is anticipated to close in 2001.

     Verizon (Trustee)

     On June 14, 2001, we purchased licenses and operating assets located primarily in Cincinnati and Dayton, OH (both 20 MHz of B Block) for approximately $200 million from the Department of Justice-appointed Trustee overseeing the operation and divestiture of the former GTE Cincinnati-Dayton PCS properties.

     Carolina PCS

     On May 1, 2001, we entered into an agreement to purchase certain 10 MHz C Block licenses in Anderson, Charleston, Columbia, Florence, Greenville, Greenwood, Myrtle Beach, Orangeburg and Sumter, SC from Carolina PCS for approximately $85 million. This transaction is subject to FCC approval and is anticipated to close in 2001.

     Unaudited Pro Forma Operating Results

     The following are the unaudited pro forma operating results, assuming that VoiceStream's business combinations occurred on January 1 of each of the respective years (dollars in thousands):

                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------------
                                                       2001                2000
                                                  --------------      --------------
Total revenues..................................   $ 1,549,000         $ 1,418,000
Net loss........................................   $(1,452,468)        $(1,414,821)

                        VOICESTREAM WIRELESS CORPORATION

4. PROPERTY AND EQUIPMENT

     Our property and equipment were adjusted to fair value at May 31, 2001 (see
Note 2). The accumulated depreciation balance at June 30, 2001 includes depreciation expense for one month.

                                                                JUNE 30,      DECEMBER 31,
                                              USEFUL LIVES        2001            2000
                                              -------------    -----------    ------------
(DOLLARS IN THOUSANDS)                                         (UNAUDITED)
Land, buildings and improvements............   5 - 40 years    $  103,081      $  108,510
Wireless communications systems.............   5 - 10 years     2,411,561       2,444,112
Furniture and equipment.....................   3 -  5 years       404,434         361,909
                                                               ----------      ----------
                                                                2,919,076       2,914,531
Accumulated depreciation....................                      (65,197)       (740,956)
                                                               ----------      ----------
                                                                2,853,879       2,173,575
Construction in progress....................                    1,150,387       1,293,975
                                                               ----------      ----------
                                                               $4,004,266      $3,467,550
                                                               ==========      ==========

     Depreciation expense was $191.8 million and $91.6 million for the three months ended June 30, 2001 and 2000, respectively, and $371.0 million and $149.8 million during the six months ended June 30, 2001 and 2000, respectively.

5. LICENSING COSTS AND OTHER INTANGIBLE ASSETS

     Our intangible assets were adjusted to fair value at May 31, 2001 (see Note
2). The accumulated amortization at June 30, 2001 includes amortization expense for one month. Also, effective June 1, 2001 we have changed our amortization period for licenses from 40 to 20 years to conform with T-Mobile policy.

                                                               JUNE 30,      DECEMBER 31,
                                              USEFUL LIVES       2001            2000
                                              ------------    -----------    ------------
(DOLLARS IN THOUSANDS)                                        (UNAUDITED)
Licensing costs.............................     20 years     $19,011,574     $3,714,051
Lease rights................................     10 years           3,411         57,066
Subscriber list.............................      3 years         579,630             --
Tradename...................................      7 years       1,000,000             --
Other intangible assets.....................  3 - 40 years            655        175,123
                                                              -----------     ----------
                                                               20,595,270      3,946,240
Accumulated amortization....................                      (94,546)      (118,923)
                                                              -----------     ----------
                                                              $20,500,724     $3,827,317
                                                              ===========     ==========

     Amortization expense, excluding goodwill amortization, was $118.0 million and $11.9 million for the three months ended June 30, 2001 and 2000, respectively, and $151.8 million and $18.6 million during the six months ended June 30, 2001 and 2000, respectively. Goodwill amortization was $144.2 million and $95.3 million for the three months ended June 30, 2001 and 2000, respectively, and $262.4 million and $112.5 million during the six months ended June 30, 2001 and 2000, respectively.

                        VOICESTREAM WIRELESS CORPORATION

6. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

     Our investments in and advances to unconsolidated affiliates were adjusted to fair value at May 31, 2001 (see Note 2).

                                                       JUNE 30,      DECEMBER 31,
                                                         2001            2000
                                                      -----------    ------------
(DOLLARS IN THOUSANDS)                                (UNAUDITED)
CIVS IV.............................................   $333,239        $212,209
CIVS V..............................................         --          74,915
Microcell Telekommunications, Inc...................     84,112         209,758
Other...............................................     14,192           1,987
                                                       --------        --------
                                                       $431,543        $498,869
                                                       ========        ========

     Designated Entities

     In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F Block licenses for the initial five year period following award of the licenses. VoiceStream does not qualify as a Designated Entity. In order to continue expansion of service to our customers, we obtained 49.9% ownership interests in certain Designated Entities controlled by Cook Inlet Region, Inc. ("CIRI") directly and through its affiliates (collectively the "CIRI Designated Entities"). At December 31, 2000 and June 30, 2001, we had minority ownership interests in two such CIRI Designated Entities controlled by
CIRI: Cook Inlet/VS GSM IV PCS Holdings, LLC ("CIVS IV") and Cook Inlet/VS GSM V PCS Holdings LLC, ("CIVS V"). VoiceStream customers are able to obtain service in the Designated Entities' territories through reseller and other contractual arrangements between VoiceStream and these entities or their affiliates.

     CIVS IV

     CIVS IV, a Delaware limited liability company, was formed in October 2000 for the purpose of acquiring and operating licenses subject to the FCC's Designated Entity rules. CIVS IV is managed by Cook Inlet Mobile Corporation ("Cook Inlet Mobile"), a subsidiary of CIRI, which owns a 50.1% interest in CIVS
IV. Through a subsidiary, VoiceStream holds a 49.9% ownership interest in CIVS
IV. In October 2000, VoiceStream, through its subsidiary, and Cook Inlet Mobile made capital investments in CIVS IV commensurate with their respective ownership percentages. At June 30, 2001, CIVS IV had assets totaling $275.7 million, primarily made up of licenses.

     On entering into the agreement, we granted Cook Inlet Mobile exchange rights entitling Cook Inlet Mobile to certain rights, but no obligation, to exchange its ownership interest in CIVS IV for VoiceStream common shares. As a result of the T-Mobile merger, the consideration Cook Inlet Mobile will be entitled to receive will be calculated based on (i) the merger consideration Cook Inlet Mobile would have been entitled to receive if it had owned the number of VoiceStream common shares specified in the agreement at the time the T-Mobile merger was completed, plus (ii) the value of dividends and distributions paid or payable with respect to the stock portion of such consideration from the date of the closing of the T-Mobile merger to the date of the closing of the exchange, plus (iii) interest on the cash portion of such consideration at the rate specified in the agreement from the date of the closing of the T-Mobile merger to the date of the closing of the exchange. Any stock portion would be paid in Deutsche Telekom shares. Cook Inlet Mobile's exchange rights are conditioned by the FCC's Designated Entity rules and our legal ability to hold C and F block licenses at the time of the exchange under such rules. Additionally, VoiceStream loaned $195 million to CIVS IV as evidenced by promissory notes, bearing interest at the higher of 10% or LIBOR plus 5%, to fund the purchase

                        VOICESTREAM WIRELESS CORPORATION
of certain C block licenses. Our total investment in CIVS IV, including advances under such promissory notes, was $333.2 million at June 30, 2001. We use the equity method to account for our investment in CIVS IV.

     CIVS V

     CIVS V, a Delaware limited liability company, was formed in October 2000 for the purposes of acquiring and operating licenses subject to the FCC's Designated Entity rules. CIVS V is managed by Cook Inlet Wireless, Inc. ("Cook Wireless"), a subsidiary of CIRI, which owns a 50.1% interest in CIVS V. Through a subsidiary, VoiceStream holds a 49.9% ownership interest in CIVS V. In November 2000, VoiceStream, through its subsidiary, and Cook Wireless made capital investments in CIVS V commensurate with their respective ownership percentages. At June 30, 2001, CIVS V had assets totaling $101.4 million primarily made up of FCC deposits.

     On February 12, 2001, VoiceStream and Cook Wireless entered into an agreement that granted Cook Wireless certain rights, but no obligation, to exchange its ownership interest in CIVS V for VoiceStream common shares or cash, at VoiceStream's option. The value of the consideration Cook Wireless will be entitled to receive if it exercises its exchange rights pursuant to the agreement will be the greater of (i) the sum of the amount Cook Wireless contributes to CIVS V, plus interest of 10% per annum, compounded annually, on such amount from the date or dates of contribution to the date of the closing of the exchange and (ii) the value of (a) the merger consideration Cook Wireless would have received if at the time the T-Mobile merger was completed, Cook Wireless owned a number of VoiceStream common shares equal to the amount Cook Wireless contributes to CIVS V divided by a fixed price set forth in the agreement, plus (b) the value of dividends and distributions paid or payable to holders of such consideration from the date of the closing of the T-Mobile merger to the date of the closing of the exchange plus (c) interest on the cash portion of such consideration at the rate specified in the agreement from the date of the closing of the T-Mobile merger to the date of the closing of the exchange. The consideration may be paid in cash or stock. Any stock portion would be paid in Deutsche Telekom shares. These exchange rights are conditioned on the FCC's Designated Entity rules and VoiceStream's legal ability to hold C and F block licenses at the time of the exchange under such rules. VoiceStream used the equity method to account for its investment in CIVS V through 2000, and began consolidating CIVS V in 2001 based on the terms of the exchange rights agreement.

                        VOICESTREAM WIRELESS CORPORATION

7. LONG-TERM DEBT

     Long-term debt was adjusted to fair value at May 31, 2001 (see Note 2). The adjustment resulted in a premium of $426 million to the carrying value of our fixed rate long-term debt. This premium will be amortized to reduce interest expense over the remaining term of the related debt.

                                                      JUNE 30,      DECEMBER 31,
                                                        2001            2000
                                                     -----------    ------------
                                                     (UNAUDITED)
(DOLLARS IN THOUSANDS)
Credit facilities:
  Term loans.......................................  $2,100,000      $2,425,000
  Vendor facility..................................     750,000         750,000
  Revolvers........................................     150,000         150,000
Senior Notes:
  10 3/8% Senior Notes, due in 2009................   1,727,904       1,727,904
  11 7/8% Senior Discount Notes, due in 2009.......     720,000         720,000
  11 5/8% Senior Notes, due in 2006................       4,582           4,582
  11 1/2% Senior Notes, due in 2009................     205,000         205,000
FCC license obligations............................          --          32,113
                                                     ----------      ----------
                                                      5,657,486       6,014,599
Unamortized premium (discount), net................     176,231        (262,600)
Current portion of long-term debt..................    (350,000)        (32,113)
                                                     ----------      ----------
                                                     $5,483,717      $5,719,886
                                                     ==========      ==========

     VoiceStream's credit agreement permits borrowings up to $4.75 billion of which $4.0 billion are currently committed and $2.65 billion are outstanding at June 30, 2001. The agreement includes a revolving credit facility of $1.35 billion, term loans of $1.9 billion, a vendor facility of up to $1.0 billion and an incremental vendor facility of up to $500 million. The $2.65 billion of borrowings outstanding consist of $1.9 billion of term loans and $750 million of the vendor facility. Committed but undrawn facilities consist of the $1.35 billion revolver. The $500 million incremental vendor facility and $250 million of the $1.0 billion vendor facility are currently not committed. The repayment of the facilities is secured by, among other things, the grant of a security interest in certain assets of VoiceStream and certain of its subsidiaries and in the capital stock of certain of VoiceStream's subsidiaries.

     Borrowings under the credit facilities bear interest, at our option, at annual rates of interest ranging up to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 5/8%, or (2) a Eurodollar rate, in each instance plus applicable margins. Such applicable margins will range to a maximum of 2.75%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 4.0%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the borrower's leverage ratio, as defined in each of the credit facilities.

     On August 10, 2001, we repaid the $350 million outstanding under the VS GSM II loan facility. This loan facility is no longer available for future borrowings.

     On June 29, 2001 VS GSM repaid the outstanding balance of $325 million on its credit facility. This credit facility is no longer available for future borrowings.

                        VOICESTREAM WIRELESS CORPORATION

     Maturities

     The aggregate amounts of principal maturities of long-term debt at June 30, 2001 are as follows (dollars in thousands):

Twelve months ending June 30, 2002.......................  $  350,000
  Remainder of 2002......................................          --
  Year ending:
     2003................................................     100,000
     2004................................................     145,000
     2005................................................     190,000
  Thereafter.............................................   4,872,486
                                                           ----------
                                                           $5,657,486
                                                           ==========

8. COMMITMENTS AND CONTINGENCIES

     Commitments

     Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2001, are summarized below (dollars in thousands):

Twelve months ending June 30, 2002.......................  $  175,410
  Remainder of 2002......................................      88,002
  Year ending:
     2003................................................     174,970
     2004................................................     176,533
     2005................................................     176,529
  Thereafter.............................................     329,931
                                                           ----------
                                                           $1,121,375
                                                           ==========

     Aggregate rental expense for all operating leases was $64.6 million and $25.3 million for the three months ended June 30, 2001 and 2000, respectively, and $126.8 million and $52.8 million during the six months ended June 30, 2001 and 2000, respectively.

     In order to ensure adequate supply and availability of certain infrastructure equipment and services, VoiceStream has committed to purchase PCS equipment from various suppliers. These commitments total approximately $3.2 billion as of June 30, 2001. At June 30, 2001, VoiceStream has ordered approximately $1.4 billion under all of these agreements, of which approximately $124.3 million has not been delivered.

     VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

     Contingencies

     On May 3, 1999, Western Wireless Corporation ("Western Wireless") distributed its entire 80.1% interest in VoiceStream's common shares to its stockholders. Prior to this "spin-off," Western Wireless obtained a favorable ruling from the IRS indicating that the spin-off would not result in the recognition of gain or taxable income to Western Wireless or its stockholders. However, Western Wireless could still recognize gain upon the spin-off, notwithstanding the favorable IRS ruling, if it is determined that the spin-off was part of a "prohibited plan," that is, a plan or series of related transactions in which one or more persons acquire, directly or indirectly 50% or more of VoiceStream's stock. Acquisitions of 50% or more of VoiceStream's stock

                        VOICESTREAM WIRELESS CORPORATION
occurring during the four year period beginning two years before the spin-off would give rise to a rebuttable presumption that the spin-off was part of a prohibited plan. Although it is not assured, VoiceStream believes it should be able to establish that the spin-off, the subsequent Omnipoint, Aerial and T-Mobile mergers, and certain investments by Hutchison Telekommunications PCS
(USA) Limited, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company, and Sonera, Ltd. are not pursuant to a "prohibited plan."

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

9. PREFERRED STOCK

     Voting preferred stock

     On September 6, 2000, VoiceStream issued and sold to Deutsche Telekom 3,906,250 shares of its Voting Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5 billion. Each share has a liquidation preference of $1,280 per share. Following the T-Mobile merger, the conversion feature was eliminated and VoiceStream has the option of redeeming these shares beginning December 31, 2020. The shares are redeemable at the option of the holder beginning December 31, 2030.

     Preferred stock of consolidated subsidiary

     Preferred stock of consolidated subsidiary represents Omnipoint's 7% Cumulative Convertible Preferred Stock all of which was converted into VoiceStream common shares in April and May, 2001.

10. RELATED PARTY TRANSACTIONS

     VoiceStream is party to technical services agreements and reciprocal resale agreements with the CIRI Designated Entities. These agreements entitle each party to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each party performs as a reseller for the other and related fees are charged and paid between the parties. The following summarizes the revenues and expenses VoiceStream earned or incurred relative to these agreements for the periods indicated (dollars in millions):

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                        -----------------------------   -----------------------------
                                        JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                        -------------   -------------   -------------   -------------
Revenues..............................      $ 9.2           $26.8           $10.9           $43.7
Expenses..............................      $12.1           $31.8           $12.1           $51.3

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

     The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2000. Due to the stage of development of our Personal Communications Services ("PCS") operations and the significance of recent mergers, including the change in control due to the T-Mobile merger, and other transactions, our operating results for prior periods may not be indicative of future performance.

     Unless the context requires otherwise, "VoiceStream", "we", "our" and "us" include us and our predecessors and subsidiaries.

OVERVIEW

     We provide PCS service in urban markets in the United States through the ownership and operation of PCS licenses and through our minority interests in entities that own and operate similar licenses. The following chronology highlights the key events in the periods covered by these financial statements:

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

     - In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F Block licenses for the initial five year period following award of the licenses. VoiceStream does not qualify as a Designated Entity but has owned or currently owns non-controlling interests in a number of Designated Entities controlled by Cook Inlet Region, Inc. (collectively the "CIRI Designated Entities"). In December 2000 and February 2001, our partners in VoiceStream PV/SS PCS, L.P. ("VS PCS"), formerly known as Cook Inlet/VoiceStream PV/SS PCS L.P.; VoiceStream GSM I, LLC ("VS GSM"), formerly known as Cook Inlet/VoiceStream PCS, LLC; VoiceStream GSM II Holdings, LLC ("VS GSM II"), formerly known as Cook Inlet/VS GSM II PCS Holdings, LLC; and VoiceStream GSM III Holdings, LLC ("VS GSM III"), formerly known as Cook Inlet/VS GSM III PCS

       Holdings, LLC, elected to exercise their respective exchange rights, whereby they exchanged their interests in these entities for VoiceStream common shares. Subsequent to the acquisition dates our consolidated results include the results of VS PCS, VS GSM, VS GSM II and VS GSM III.

     - On May 31, 2001, Deutsche Telekom AG ("Deutsche Telekom") acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash, 3.6683 shares of Deutsche Telekom stock and $15.9062 or 3.7647 shares of Deutsche Telekom stock. Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger, VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

     As a result of the T-Mobile merger and the push down accounting that resulted, we have adjusted the basis of our assets, liabilities and shareholder's equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger are not comparable to those prior to the merger. The consolidated financial statements of VoiceStream for the three and six months ended June 30, 2001 are each presented as two distinct periods, the two and five months prior to the merger, and the period from June 1, 2001 to June 30, 2001, subsequent to the merger. The following discussion and analysis refers to the results and activities for the three months and six months ended June 30, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

     Operating markets

     We did not commence operations in any of our markets until February 1996. After that date, service was launched in the following markets in the years indicated:

      1996               1997               1998              1999         2000       2001
      ----               ----               ----              ----         ----       ----
Albuquerque        Boise              Phoenix/Tucson     San Antonio/    Dallas(3)  Chicago
Des Moines         Denver             Boston(1)          Austin                     Milwaukee
Honolulu           El Paso            Miami/             Seattle/Tacoma             St. Louis
Oklahoma City      Albany(1)          Ft. Lauderdale(1)  Washington DC/             Cincinnati
Portland           Hartford(1)        Indianapolis(1)    Baltimore
Salt Lake City     New Haven(1)       Detroit(1)         Spokane(3)
Columbus(2)        New York(1)
Houston(2)         Atlantic City(3)
Tampa/             Philadelphia/
St. Petersburg(2)  Dover(3)
Minneapolis(2)     Tulsa(3)
Pittsburgh(2)
Kansas City(2)

---------------
(1) Operational markets acquired from Omnipoint in 2000, which were initially launched in the years indicated.

(2) Operational markets acquired from Aerial in 2000, which were initially launched in the years indicated.

(3) Operational markets acquired through our acquisitions of controlling interests in four former CIRI Designated Entities in December 2000, which were initially launched in the years indicated.

     Due to the varying dates at which each of the markets became operational or were acquired, the revenues and expenses recognized during any period may not be comparable to another period and may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses were start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $0.2 million and $3.6 million of start-up costs were incurred for the three months and six months ended June 30, 2001, respectively, as compared to $0.4 million and $1.2 million for the same periods in 2000, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     The following table sets forth certain financial data as it relates to our operations:

                                    THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                 ---------------------------------    ------------------------------------
                                    2001         2000       CHANGE       2001           2000        CHANGE
                                 ----------    ---------    ------    -----------    -----------    ------
Revenues:
  Subscriber revenues..........  $  551,688    $ 273,711    101.6%    $ 1,051,891    $   444,461     136.7%
  Prepaid revenues.............      99,747       67,434     47.9%        193,656         92,636     109.1%
  Roamer revenues..............      45,963       28,146     63.3%         89,978         38,330     134.7%
  Equipment sales..............     102,167       55,846     82.9%        184,600         89,756     105.7%
  Affiliate and other
    revenues...................      17,673       31,119    (43.2)%        29,167         49,517     (41.1)%
                                 ----------    ---------              -----------    -----------
         Total revenues........     817,238      456,256     79.1%      1,549,292        714,700     116.8%
                                 ----------    ---------              -----------    -----------
Operating expenses:
  Cost of service..............     192,960      124,083     55.5%        357,447        187,846      90.3%
  Cost of equipment sales......     169,296      103,765     63.2%        327,790        162,667     101.5%
  General and administrative...     286,043      147,189     94.3%        561,316        226,816     147.5%
  Sales and marketing..........     287,718      142,617    101.7%        568,684        230,197     147.0%
  Depreciation and
    amortization...............     454,042      198,812    128.4%        785,213        280,904     179.5%
  Stock-based compensation.....       2,254        3,939    (42.8)%         4,410          9,535     (53.7)%
                                 ----------    ---------              -----------    -----------
         Total operating
           expenses............   1,392,313      720,405     93.3%      2,604,860      1,097,965     137.2%
                                 ----------    ---------              -----------    -----------
Operating loss.................    (575,075)    (264,149)   117.7%     (1,055,568)      (383,265)    175.4%
Other income (expense).........    (247,753)    (150,075)    65.1%       (418,472)      (234,289)     78.6%
Income tax benefit.............     101,256           --    100.0%        101,256             --     100.0%
                                 ----------    ---------              -----------    -----------
Net loss.......................  $ (721,572)   $(414,224)    74.2%    $(1,372,784)   $  (617,554)    122.3%
                                 ==========    =========              ===========    ===========
Adjusted EBITDA................  $ (118,779)   $ (61,398)    93.5%    $  (265,945)   $   (92,826)    186.5%
                                 ==========    =========              ===========    ===========
Cash flows provided by (used
  in):
  Operating activities.........  $ (338,615)   $(134,980)   150.9%    $  (516,235)      (231,293)    123.2%
  Investing activities.........  $ (395,816)   $(424,439)    (6.7)%   $  (213,840)    (1,305,608)    (83.6)%
  Financing activities.........  $ (285,860)   $ 454,639   (162.9)%   $  (367,886)     1,372,946    (126.8)%

REVENUES

     The overall increase in service revenues (subscriber, prepaid and roamer revenues) for the three and six months ended June 30, 2001 as compared to the same period in 2000 is primarily due to the acquisitions of Omnipoint on February 25, 2000, Aerial on May 4, 2000, and controlling interests in four of the CIRI Designated Entities on December 14, 2000. Service revenues have also grown due to the expansion of our wireless network in the existing and acquired markets and the launch of our services in new markets.

     We had 4,770,900 customers at June 30, 2001, representing an increase of 380,800 or 8.7% from March 31, 2001, and an increase of 891,900 or 23.0% from December 31, 2000. Included in our 2001 customer growth were 26,400 customers added through acquisitions for the six months ended June 30, 2001 respectively. During the three months and six months ended June 30, 2000 we added 755,100 and 1,721,000 net customers, respectively, which include 465,800 and 1,218,800 subscribers acquired through acquisitions.

     We believe our "Get More" marketing strategy, including our advertising campaign featuring Jamie Lee Curtis, and associated pricing strategy that was initiated in the second quarter of 1998 has contributed to the rapid customer growth throughout all of our markets. We intend to continue the "Get More" marketing strategy and expect a continued positive effect on customer growth.

     Total service revenue per average customer ("ARPU") was $50.66 and $54.30 for the three months ended June 30, 2001 and 2000, respectively, and $51.36 and $54.53 for the six months ended June 30, 2001 and 2000, respectively. The decline in ARPU in the three and six months ended June 30, 2001 as compared to the same periods in 2000 is largely due to the timing of the increase in the prepaid component of our customer base resulting from our recent acquisitions. We expect that prepaid customers will decrease as a percentage of our total customer base in the future as our primary focus for growth is post pay subscribers.

     Roamer revenues increased to $46.0 million and $90.0 million for the three months and six months ended June 30, 2001, respectively, from $28.1 million and $38.3 million for the same periods in 2000. The increase is primarily due to our expanded coverage area in 2001 as compared to 2000.

     Equipment revenues increased in 2001 as a result of the growth in the number of handsets sold. This volume increase is correlated to our customer base growth as described above. We anticipate continued equipment sales growth in 2001 in conjunction with our increasing customer base and as next generation products are introduced.

     Other revenue decreased 43.2% and 41.1% in the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease is primarily due to the elimination of technical services agreements and reciprocal resale agreements revenues from four of our CIRI Designated Entities which we acquired in December 2000. The parties to these agreements are able to utilize air time on each other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets with each party acting as a reseller for the other with related fees charged and paid between the parties.

OPERATING EXPENSES

     Cost of service expenses represent network operating expenses incurred in operational markets. The increases in the three months and six months ended June 30, 2001 of $68.9 million and $169.6 million, respectively, as compared to the same periods in 2000, are primarily due to the growth in our customer base. Cost of service as a percentage of service revenue decreased to 27.7% and 26.8% for the three months and six months ended June 30, 2001, respectively, from 33.6% and 32.6% for the same periods in 2000. The cost of service expenses also include fees related to the technical services agreements and reciprocal resale agreements with certain CIRI Designated Entities. Excluding the technical services and reciprocal resale agreements described above, these percentages were 25.9% for both the three months and six months ended June 30, 2001, as compared to 25.0% and 23.7% for the same periods ended June 30, 2000. While cost of service expenses are expected to increase due to continuing growth in customers and their usage, we expect the cost of service as a percentage of service revenue to trend downward as greater economies of scale are realized.

     Cost of equipment sales increased primarily due to the increase in the number of handsets sold. The volume increase is correlated to our customer base growth. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we sell handsets below cost to respond to competition for new subscribers. Such handset subsidies are common industry practice and we expect it to remain so for the foreseeable future.

     General and administrative cost per average customer was $20.78 and $21.59 for the three months and six months ended June 30, 2001, respectively, as compared to $21.31 and $21.88 for the same periods in 2000. The decrease is primarily attributable to improved economies of scale realized in our administrative functions. While general and administrative expenses are expected to increase due to continuing growth in subscribers, we expect the cost per customer to trend downward as greater economies of scale are realized.

     The increase in sales and marketing costs is associated with the continued subscriber growth in VoiceStream's markets. Sales and marketing cost per gross customer added, including loss on equipment sales, totaled $350 and $342 for the three months and six months ended June 30, 2001, respectively, as compared to $355 and $349 for the same periods in 2000. The increases in the second quarters of 2001 and 2000 relate to seasonal fluctuations in customer growth, but generally have been on a downward trend since 1998. Sales and marketing cost per net customer added, including loss on equipment sales, was $932 and $823 for the three months and six months ended June 30, 2001, respectively, as compared to $659 and $615 for the same periods in 2000. The increase in 2001 is largely due to higher customer turnover especially with respect to prepaid customers.

     Depreciation and amortization expense increased $118.1 million in the month of June, 2001 primarily due to the adjustments to the cost of our intangible assets, including licenses, goodwill, tradename and subscriber list relating to purchase accounting for the of T-Mobile merger. Amortization also increased due to the change in the amortization period of licenses from 40 years prior to the T-Mobile merger to 20 years subsequent to the merger. Depreciation and amortization charges are also trending upwards due to our increasing asset base arising from acquisitions and expansion of our wireless network.

     Stock-based compensation expense was $2.3 million and $4.4 million for the three months and six months ended June 30, 2001, respectively. In 2001, a non-cash accrual for stock-based compensation of $44.6 million was established to record the fair value of stock options as a result of the T-Mobile merger. The deferred compensation is being amortized over the vesting period of the related stock options. As of June 30, 2001, approximately $43.3 million remains unamortized.

ADJUSTED EBITDA

     Adjusted EBITDA represents operating loss before interest, taxes, depreciation, amortization and non-cash stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

     Adjusted EBITDA loss increased to $118.8 million and $265.9 million for the three months and six months ended June 30, 2001, respectively, as compared to $61.4 million and $92.8 million for the same periods in 2000. The increase in 2001 is primarily due to the incremental cost of customer growth together with the related expenditures necessary to support this growth. Cost of customer growth includes increased sales and marketing expenses, handset equipment losses and general and administrative expenses.

OTHER INCOME (EXPENSE)

     Interest and financing expense, net of capitalized interest, increased to $128.3 million and $263.9 million for the three months and six months ended June 30, 2001, respectively, as compared to $120.9 million and $202.1 million for the same periods in 2000, primarily due to debt acquired through acquisitions. The weighted average effective interest rate before capitalized interest was 9.2% and 9.8% for the three months and six months ended June 30, 2001, respectively, as compared to 9.6% and 10.6% for the same periods in 2000.

     Also included in other income (expense) is $102.7 million and $119.4 million in expenses related to the T-Mobile merger for the three and six months ended June 30, 2001, respectively. Equity in net losses of unconsolidated affiliates totaled $25.4 million and $68.3 million for the three months and six months ended June 30, 2001, respectively, as compared to $31.0 million and $47.2 million for the same periods in 2000. The increase in 2001 is due primarily to increased losses recorded by Microcell Telekommunications Inc. ("Microcell"). Microcell's losses increased due to a write-down in its own equity investments.

NET LOSS

     Our net loss was $721.6 million and $1.4 billion for the three months and six months ended June 30, 2001, respectively, compared to $414.2 million and $617.6 million for the same periods in 2000. The increase in 2001 is due primarily to the costs associated with the T-Mobile Merger and the resulting increases to the cost basis of our assets as a result of the T-Mobile merger which in turn resulted in increases in depreciation and amortization expense. In addition the incremental costs of continued high customer growth together with the related expenditures necessary to support this growth and the costs associated with integrating our acquisitions were significant.

LIQUIDITY AND CAPITAL RESOURCES

     Mergers, Acquisitions, Investments and Capital Expenditures

     On January 22, 2001, we purchased the assets of STPCS Joint Venture, LLC ("STPCS"). Through its operating company, SOL Communications Inc., STPCS held licenses and assets in South Texas. Pursuant to the terms of the agreement, we purchased STPCS's licenses and related assets for $297 million in cash. In addition, STPCS's F block licenses were purchased by Cook Inlet/VS GSM IV PCS Holdings, LLC ("CIVS IV"), a CIRI Designated Entity, for $9 million.

     On February 12, 2001, CIVS IV purchased FCC PCS licenses formerly held by Pocket Communications for $195 million.

     On January 26, 2001, upon completion of the FCC Auction #35 bid process, we were the high bidder on 19 PCS licenses for $482.7 million. Additionally, through CIVS V, a CIRI Designated Entity, we were the high bidder on 22 PCS licenses for $506.4 million. The FCC announced on July 27, 2001, that it was prepared to grant seven of the 19 PCS licenses for which VoiceStream was the high bidder, and one of the 22 PCS licenses for which CIVS V was the high bidder. VoiceStream and CIVS V submitted their payments for the remaining balances for these licenses to the FCC on August 10, 2001.

     The FCC has not granted the remaining licenses due to pending administrative and judicial challenges related to the auction process, including a decision issued by the United States Court of Appeals for the District of Columbia Circuit on June 22, 2001. The Court held that the FCC had erroneously cancelled licenses previously held by NextWave Communications, Inc. in earlier auctions, when NextWave, upon declaring bankruptcy, failed to make installment payments for those licenses. Auction #35 included the cancelled NextWave licenses as well as other cancelled licenses previously held by companies that also declared bankruptcy. The FCC plans to petition the United States Supreme Court for a writ of certiorari of the Court of Appeals' decision, and has requested that the Court of Appeals stay the effectiveness of its decision until the Supreme Court has considered the FCC's petition. In light of the pending litigation, it is uncertain whether the FCC will issue the remaining Auction #35 licenses to the high bidders.

     Capital expenditures totaled $369.7 million and $933.3 million for the three months and six months ended June 30, 2001, respectively, primarily for the continuing build out of our wireless network including the Chicago Market, which was launched on May 1, 2001. We expect to incur significant additional capital expenditures through 2001, directly and through CIVS IV for license purchases, capacity expansion of operating markets and the development and expansion of new markets. Actual capital expenditures could vary considerably depending on opportunities that arise over the course of the year and on funding availability. Future funding of our on-going cash requirements will be provided through Deutsche Telekom or its related parties.

     Financing Activities

     VoiceStream's credit agreement permits borrowings up to $4.75 billion of which $4.0 billion are currently committed and $2.65 billion are outstanding at June 30, 2001. The agreement includes a revolving credit facility of $1.35 billion, term loans of $1.9 billion, a vendor facility of up to $1.0 billion and an incremental vendor facility of up to $500 million. The $2.65 billion of borrowings outstanding consist of $1.9 billion of term loans and $750 million of the vendor facility. Committed but undrawn facilities consist of the $1.35 billion revolver. The $500 million incremental vendor facility and $250 million of the $1.0 billion vendor facility are currently not committed. The repayment of the facilities is secured by, among other things, the grant of a security interest in certain assets of VoiceStream and certain of its subsidiaries and in the capital stock of certain of VoiceStream's subsidiaries.

     On August 10, 2001, we repaid the $350 million outstanding under the VS GSM II loan facility. This loan facility is no longer available for future borrowings.

     In the third quarter of 2000, we received $5.0 billion from the sale of preferred stock to Deutsche Telekom. We used $1.1 billion of the cash received to pay down the existing indebtedness including $810 of the revolving credit portion of our credit facilities in 2000 and $325 million to repay the VoiceStream GSM LLC credit facility in 2001. The remainder was used to fund operating losses and additional expenditures to build-out our wireless network and to acquire additional spectrum.

     We expect continued use of cash in operating activities due to operating losses and increased working capital requirements together with continuing investments in network infrastructure and FCC licenses to grow and support our customer base. The cost of completing the build-out in any particular market, the magnitude of operating losses, debt service requirements and the funding requirements of license or operating business acquisitions could vary significantly from current estimates. We plan to use cash on hand and funding from Deutsche Telekom or its related parties to fund these activities and expenditures. We are a 100% owned subsidiary of T-Mobile and T-Mobile is a 100% owned subsidiary of Deutsche Telekom. In the past we have received funding from Deutsche Telekom. If such financing is not fully available we may be required to curtail our rate of growth or our service operations.

     Cash Flow Information

     Net cash used in operating activities was $338.6 million and $516.2 million for the three months and six months ended June 30, 2001, respectively. Adjustments to the six month $1.4 billion net loss to reconcile net cash used in operating activities included $785.2 million of non-cash depreciation and amortization expenses related to network infrastructure, FCC licenses and goodwill. The T-Mobile merger resulted in an increase of $22.9 billion in the carrying value of our assets most of which is related to licenses and goodwill. We recorded a $101.3 million non-cash income tax benefit based on our operating loss for the period, and $68.3 million of non-cash equity in net losses of unconsolidated affiliates primarily related to our investment in Microcell. Other adjustments included changes in operating assets and liabilities including decreases of $141.6 million in inventory and $74.1 million in accounts payable, both of which relate primarily to reduced handset purchases during the six month period and an increase of $56.4 million in accrued liabilities due primarily to the timing of interest payments on long term debt. Net cash used in operating activities was $135.0 million and $231.3 million for the three months and six months ended June 30, 2000, respectively.

     Net cash used in investing activities was $395.8 million and $213.8 million for the three months and six months ended June 30, 2001, respectively. Investing activities for the six months ended June 30, 2001 consisted primarily of investments in property and equipment, of which $933.3 million were capital expenditures and $504.4 million were licenses acquired through acquisitions. Additionally, $1.2 billion of short-term investments were converted to cash and used to fund the capital investments and the cash flow loss from operations. Net cash used in investing activities was $424.4 million and $1.3 billion for the three months and six months ended June 30, 2000, respectively.

     Net cash used in financing activities was $285.9 million and $367.9 million for the three months and six months ended June 30, 2001, respectively. Financing activities for the six months ended June 30, 2001 consisted primarily of repayment of $325 million of loans outstanding under a credit facility, repayment of $32.1 million of FCC debt and payment of $81.7 million in cash entitlements on conversions of preferred stock of consolidated subsidiary. Net cash provided by financing activities was $454.6 million and $1.4 billion for the three months and six months ended June 30, 2000, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards for derivative instruments and hedging activities and require recognition of all derivatives as either assets or liabilities measured as fair value. Changes to the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001 with no material impact on our financial position and results of operations.

     In June 2001 the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

MARKET SENSITIVE FINANCIAL INSTRUMENT RISK MANAGEMENT

     During the six months ended June 30, 2001, there were no material changes to the qualitative or quantitative disclosures about market risks presented in the Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except as referenced in our Form 10-K for the year ended December 31, 2000 there are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on their financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

     (a) VoiceStream's Amended and Restated Certificate of Incorporation was amended in connection with the T-Mobile merger. Among other changes, the amendment changed the total number of shares of authorized stock to $510,000,000, consisting of 500,000,000 shares of common stock, $0.000001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. The amendment also eliminated the requirement that certain provisions of the Amended and Restated Certificate of Incorporation relating to redemption, no preemptive rights and no cumulative voting could only be repealed or amended upon the affirmative vote of the holders of not less than 66 2/3% of the total number of shares of capital stock of the corporation outstanding and entitled to vote on any particular matter.

     (b) None.

     (c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     3.1 Amended and Restated Certificate of Incorporation of Bega II, Inc. (became Amended and Restated Certificate of Incorporation of VoiceStream as a result of the T-Mobile merger)

     3.2 Amended and Restated By-Laws of Bega II, Inc. (became Amended and Restated By-Laws of VoiceStream as a result of the T-Mobile merger)

     (b) Reports on Form 8-K:

     VoiceStream filed a Current Report on Form 8-K dated May 31, 2001, in which VoiceStream reported under Item 1 that on May 31, 2001, a Delaware corporation formed by Deutsche Telekom, was merged with and into VoiceStream with VoiceStream continuing as the surviving corporation and as a wholly owned subsidiary of Deutsche Telekom. VoiceStream also reported that the Board of Directors of VoiceStream was changed as a result of the merger and listed the new members of the Board of Directors of VoiceStream.

     VoiceStream filed a Current Report on Form 8-K dated April 23, 2001, in which VoiceStream reported under Item 5 that it added 484,700 subscribers during the quarter ended March 31, 2001, bringing its total customer base to 4.4 million at March 31, 2001 and that it anticipated consolidated service revenues for 2001 to increase by 120 to 125% over the full year 2000 consolidated service revenues and for cash flow (operating income less non-cash expenses) losses to be less than $300 million for the full year, with the majority of the losses coming in the first quarter of the year.

     VoiceStream filed a Current Report on Form 8-K dated April 9, 2001, in which VoiceStream reported under Item 5 that Omnipoint Corporation, issued a Notice of Redemption to the holders of Omnipoint's 7% Cumulative Convertible Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        VOICESTREAM WIRELESS CORPORATION


           By /s/ DONALD GUTHRIE                              By /s/ ALLYN P. HEBNER
--------------------------------------------       --------------------------------------------
               Donald Guthrie                                    Allyn P. Hebner
         Vice Chairman and Director                       Vice President and Controller
       (Principal Financial Officer)                      (Principal Accounting Officer)

Dated: August 14, 2001