Form 10-Q
period 2001-09-30
VOICESTREAM WIRELESS CORP /DE
filed 2001-11-14
CIK 1097609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
        ______________

                        COMMISSION FILE NUMBER 000-29667


                        VOICESTREAM WIRELESS CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                               91-1983600
                --------                               ----------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      Incorporation or organization)

        12920 - 38TH STREET S.E.
          BELLEVUE, WASHINGTON                            98006
        -------------------------                         -----
 (Address of principal executive offices)              (Zip Code)

                                 (425) 378-4000
                                 --------------
              (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title                    Shares Outstanding as of November 1, 2001
              -----                    -----------------------------------------
Common Stock, $0.000001 par value                       268,862,185

================================================================================

                        VOICESTREAM WIRELESS CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                            Page
PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
  Consolidated Balance Sheets .........................................................       2
  Consolidated Statements of Operations and Comprehensive Loss ........................       3
  Consolidated Statements of Cash Flows ...............................................       4
  Notes to Consolidated Financial Statements ..........................................       5
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............................      10
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK ..........................................................      18
PART II - OTHER INFORMATION ...........................................................      19
  ITEM 1.  LEGAL PROCEEDINGS ..........................................................      19
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..................................      19
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................................      19
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................      19
  ITEM 5.  OTHER INFORMATION ..........................................................      19
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................................      19

                        VOICESTREAM WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)

                                                                                       September 30, 2001    |    December 31, 2001
                                                                                       ------------------    |    -----------------
                                                                                          (unaudited)        |
                                                                                                             |
                                     ASSETS                                                                  |
                                                                                                             |
Current assets:                                                                                              |
  Cash and cash equivalents .....................................................         $     26,474       |      $  1,154,896
  Short-term investments ........................................................                   --       |         1,175,636
  Accounts receivable, net of allowance for doubtful                                                         |
    accounts of $101,867 and $100,600, respectively .............................              544,053       |           469,475
  Inventory .....................................................................              121,576       |           340,284
  FCC license deposits and other current assets .................................              260,281       |           223,634
                                                                                          ------------       |      ------------
        Total current assets ....................................................              952,384       |         3,363,925
                                                                                                             |
Property and equipment, net of accumulated depreciation of                                                   |
   $265,302 and $740,956, respectively ..........................................            4,046,920       |         3,467,550
Goodwill, net of accumulated amortization of $264,433 and                                                    |
   $348,575, respectively .......................................................           15,618,852       |         9,075,605
Licensing costs and other intangible assets, net of accumulated                                              |
   amortization of $367,929 and $118,923, respectively ..........................           20,294,383       |         3,827,317
Investments in and advances to unconsolidated affiliates ........................              427,389       |           498,869
Other assets and investments ....................................................               36,786       |            44,477
                                                                                          ------------       |      ------------
                                                                                          $ 41,376,714       |      $ 20,277,743
                                                                                          ============       |      ============
                                                                                                             |
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                                   |
                                                                                                             |
Current liabilities:                                                                                         |
  Accounts payable ..............................................................         $    138,509       |      $    150,632
  Accrued liabilities ...........................................................              516,188       |           404,621
  Deferred revenue ..............................................................               80,429       |            60,272
  Construction accounts payable .................................................               61,782       |           207,462
  Current portion of long-term debt .............................................                   --       |            32,113
                                                                                          ------------       |      ------------
       Total current liabilities ................................................              796,908       |           855,100
                                                                                                             |
Long-term debt ..................................................................            2,829,494       |         5,719,886
Long-term notes payable to affiliates ...........................................            3,453,550       |                --
Deferred tax liability ..........................................................            4,253,433       |                --
Other long-term liabilities .....................................................               22,997       |                --
Minority interest in equity of consolidated subsidiaries ........................               51,375       |            16,563
Preferred stock of consolidated subsidiary ......................................                   --       |           312,513
                                                                                                             |
VoiceStream voting preferred stock; $0.001 par value;                                                        |
   100,000,000 shares authorized; 3,906,250 shares issued and outstanding .......            5,000,000       |         5,000,000
                                                                                                             |
Commitments and contingencies                                                                                |
                                                                                                             |
Shareholders' equity:                                                                                        |
  Common stock, $0.000001 and $0.001 par value, respectively, and paid-in                                    |
     capital; 1.0 billion shares authorized, 268,862,185 and 250,791,145                                     |
     shares issued and outstanding, respectively ................................           25,859,671       |        11,572,083
  Deferred compensation .........................................................              (39,604)      |            (8,412)
  Accumulated other comprehensive income (loss) .................................                1,566       |           (45,238)
  Accumulated deficit ...........................................................             (852,676)      |        (3,144,752)
                                                                                          ------------       |      ------------
        Total shareholders' equity ..............................................           24,968,957       |         8,373,681
                                                                                          ------------       |      ------------
                                                                                          $ 41,376,714       |      $ 20,277,743
                                                                                          ============       |      ============


          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (dollars in thousands)
                                   (unaudited)

                                                                                                     Nine month periods
                                                                                       --------------------------------------------
                                                                                       June 1, 2001  |   January 1,    Nine months
                                                             Three months ended          through     | 2001 through       ended
                                                                September 30,          September 30, |    May 31,      September 30,
                                                             2001      |     2000         2001       |     2001            2000
                                                         -----------   | -----------  -------------  | -------------   -------------
                                                                       |                             |
Revenues:                                                              |                             |
    Subscriber revenues ...............................  $   624,832   | $   336,247   $   808,056   | $   868,667    $   780,708
    Prepaid revenues ..................................      100,347   |      69,617       135,110   |     158,893        162,253
    Roamer revenues ...................................       42,817   |      35,844        59,667   |      73,128         74,174
    Equipment sales ...................................       82,840   |      87,357       116,482   |     150,958        177,113
    Affiliate and other revenues ......................       19,939   |      37,550        30,184   |      18,922         87,067
                                                         -----------   | -----------   -----------   | -----------    -----------
             Total revenues ...........................      870,775   |     566,615     1,149,499   |   1,270,568      1,281,315
                                                         -----------   | -----------   -----------   | -----------    -----------
                                                                       |                             |
Operating expenses:                                                    |                             |
    Cost of service (excludes stock-based                              |                             |
       compensation of $949, $1,023, $1,188, $610                      |                             |
       and $2,735, respectively) ......................      213,002   |     149,490       283,552   |     286,897        337,336
    Cost of equipment sales ...........................      188,383   |     154,507       250,544   |     265,629        317,174
    General and administrative (excludes stock-based                   |                             |
       compensation of $2,216, $19,318, $2,772,                        |                             |
       $2,298 and $25,714, respectively) ..............      305,306   |     216,760       399,981   |     466,641        443,576
    Sales and marketing (excludes stock-based                          |                             |
       compensation of $791, $853, $990, $508                          |                             |
       and $2,280, respectively) ......................      310,093   |     271,809       412,264   |     466,513        502,006
    Depreciation and amortization .....................      675,184   |     260,293       900,988   |     559,409        541,197
    Stock-based compensation ..........................        3,956   |      21,194         4,950   |       3,416         30,729
                                                         -----------   | -----------   -----------   | -----------    -----------
             Total operating expenses .................    1,695,924   |   1,074,053     2,252,279   |   2,048,505      2,172,018
                                                         -----------   | -----------   -----------   | -----------    -----------
Operating loss ........................................     (825,149)  |    (507,438)   (1,102,780)  |    (777,937)      (890,703)
                                                         -----------   | -----------   -----------   | -----------    -----------
Other income (expense):                                                |                             |
    Interest and financing expense ....................      (95,502)  |    (141,580)     (134,935)  |    (224,471)      (343,679)
    Equity in net losses of unconsolidated                             |                             |
       affiliates .....................................       (8,678)  |     (49,133)      (13,467)  |     (63,477)       (96,380)
    Interest income and other, net ....................        7,892   |      45,899         9,683   |      35,968         67,889
    T-Mobile merger related costs .....................         (971)  |          --        (1,448)  |    (118,885)            --
    Accretion of preferred stock of consolidated                       |                             |
       subsidiary .....................................           --   |      (5,073)           --   |      (4,699)       (12,006)
                                                         -----------   | -----------   -----------   | -----------    -----------
             Total other income (expense) .............      (97,259)  |    (149,887)     (140,167)  |    (375,564)      (384,176)
                                                         -----------   | -----------   -----------   | -----------    -----------
Net loss before income taxes ..........................     (922,408)  |    (657,325)   (1,242,947)  |  (1,153,501)    (1,274,879)
                                                                       |                             |
Income tax benefit ....................................      289,015   |          --       390,271   |          --             --
                                                         -----------   | -----------   -----------   | -----------    -----------
Net loss ..............................................     (633,393)  |    (657,325)     (852,676)  |  (1,153,501)    (1,274,879)
                                                                       |                             |
2.5% junior preferred stock dividends .................           --   |      (3,992)           --   |          --        (10,330)
                                                         -----------   | -----------   -----------   | -----------    -----------
Net loss attributable to common shareholders ..........     (633,393)  |    (661,317)     (852,676)  |  (1,153,501)    (1,285,209)
                                                                       |                             |
Other comprehensive income (loss):                                     |                             |
                                                                       |                             |
    Foreign currency translation adjustment ...........        1,582   |      (4,064)        1,582   |      (8,013)        (4,064)
    Equity in net unrealized income on investment                      |                             |
       in securities held by unconsolidated                            |                             |
       affiliate ......................................          146   |     (18,975)          146   |      21,727        (18,975)
    Net unrealized income (loss) on available-for-                     |                             |
       sale securities ................................         (162)  |      (7,754)         (162)  |      15,333         (7,754)
                                                         -----------   | -----------   -----------   | -----------    -----------
             Total other comprehensive income (loss) ..        1,566   |     (30,793)        1,566   |      29,047        (30,793)
                                                         -----------   | -----------   -----------   | -----------    -----------
Comprehensive loss ....................................  $  (631,827)  | $  (692,110)  $  (851,110)  | $(1,124,454)   $(1,316,002)
                                                         ===========   | ===========   ===========   | ===========    ===========


          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                         June 1, 2001   |  January 1, 2001        Nine months
                                                                           through      |      through               ended
                                                                        September 30,   |      May 31,           September 30,
                                                                             2001       |        2001                 2000
                                                                        -------------   |  ---------------       -------------
                                                                                        |
Operating activities:                                                                   |
   Net loss .....................................................        $  (852,676)   |   $(1,153,501)        $(1,274,879)
   Adjustments to reconcile net loss to net cash used in                                |
      operating activities:                                                             |
         Depreciation and amortization ..........................            900,988    |       559,409             541,197
         Income tax benefit .....................................           (390,271)   |            --                  --
         Amortization of debt discount and premium ..............                969    |        22,783              35,013
         Equity in net losses of unconsolidated affiliates ......             13,467    |        63,477              96,380
         Stock-based compensation ...............................              4,950    |         3,416              30,729
         Allowance for bad debts ................................             (1,809)   |         1,776              11,631
         Other, net .............................................              1,576    |       (25,119)             13,024
         Changes in operating assets and liabilities, net of                            |
            effects of purchase accounting:                                             |
                Accounts receivable .............................            (66,558)   |        (6,264)           (140,914)
                Inventory .......................................            103,751    |       107,957            (148,986)
                Other current assets ............................             10,361    |         1,766             (25,016)
                Accounts payable ................................             37,832    |       (52,429)            135,415
                Accrued liabilities .............................             36,827    |        56,797             171,656
                                                                         -----------    |   -----------         -----------
      Net cash used in operating activities .....................           (200,593)   |      (419,932)           (554,750)
                                                                         -----------    |   -----------         -----------
Investing activities:                                                                   |
   Purchases of property and equipment ..........................           (449,107)   |      (809,983)           (915,608)
   Acquisitions of wireless properties, net of cash acquired ....           (253,228)   |      (299,292)           (469,366)
   Sales of short-term investments, net .........................                 --    |     1,175,636                  --
   Investments in and advances to affiliates, net ...............              1,597    |       (37,193)           (411,770)
   Refund of deposit held by FCC ................................                 --    |        49,589                  --
   Other ........................................................              6,139    |        26,863              (3,743)
                                                                         -----------    |   -----------         -----------
      Net cash provided by (used in) investing activities .......           (694,599)   |       105,620          (1,800,487)
                                                                         -----------    |   -----------         -----------
Financing activities:                                                                   |
   Net proceeds from issuance of common and preferred stock .....                 --    |        43,468           6,347,133
   Long-term debt borrowings ....................................                 --    |            --           3,540,000
   Long-term debt repayments ....................................         (3,329,582)   |       (32,113)         (3,591,669)
   Long-term debt borrowings from parent company ................          3,453,550    |            --                  --
   Other ........................................................                 --    |        27,470                  --
   Cash entitlements on conversion of preferred stock of                                |
      consolidated subsidiary ...................................                 --    |       (81,711)                 --
   Deferred financing costs .....................................                 --    |            --             (68,142)
                                                                         -----------    |   -----------         -----------
      Net cash provided by (used in) financing activities .......            123,968    |       (42,886)          6,227,322
                                                                         -----------    |   -----------         -----------
Change in cash and cash equivalents .............................           (771,224)   |      (357,198)          3,872,085
Cash and cash equivalents, beginning of period ..................            797,698    |     1,154,896             235,433
                                                                         -----------    |   -----------         -----------
Cash and cash equivalents, end of period ........................        $    26,474    |   $   797,698         $ 4,107,518
                                                                         ===========    |   ===========         ===========


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

    On May 31, 2001, Deutsche Telekom AG ("Deutsche Telekom") acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash,
3.6683 shares of Deutsche Telekom stock and $15.9062 in cash or 3.7647 shares of Deutsche Telekom stock. Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger and the transfer by Deutsche Telekom of all of its VoiceStream common shares to T-Mobile (hereafter referred to as "the T-Mobile merger"), VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

    On February 25, 2000, pursuant to a reorganization agreement approved by the shareholders of VS Washington and Omnipoint Corporation ("Omnipoint"), VoiceStream, as a holding company, became the parent of VS Washington and of Omnipoint. On May 4, 2000, VoiceStream completed the acquisition by merger of Aerial Communications, Inc. ("Aerial"). On December 14, 2000, we acquired controlling interests in the following entities in exchange for approximately
7.9 million VoiceStream common shares and $51 million in cash: VoiceStream PV/SS PCS, L.P. ("VS PCS"); VoiceStream GSM I, LLC ("VS GSM"); VoiceStream GSM II Holdings, LLC ("VS GSM II"); and VoiceStream GSM III Holdings, LLC ("VS GSM III"). On February 14, 2001 we acquired the remaining minority interests in VS PCS and VS GSM in exchange for approximately 4.3 million VoiceStream common shares.

2.  Summary of Significant Accounting Policies

    Consolidation and Financial Statement Presentation

    The unaudited consolidated financial statements of VoiceStream and its consolidated subsidiaries include the accounts of all majority and minority-owned subsidiaries that are controlled by VoiceStream. Affiliates that are 20 percent to 50 percent owned are generally accounted for using the equity method. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of VoiceStream for the three and nine months ended September 30, 2001 and 2000 reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below. The operating results for the interim periods presented herein are not necessarily indicative of results of operations for the entire year. Reference should be made to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

    The T-Mobile merger was accounted for as a purchase business combination and resulted in an adjustment of the basis of our assets, liabilities and shareholder's equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The consolidated financial statements of VoiceStream for the nine months ended September 30, 2001 are presented as two distinct periods, the five months prior to the merger, and the period from June 1, 2001 to September 30, 2001, subsequent to the merger.

                        VOICESTREAM WIRELESS CORPORATION

                                   (unaudited)


    Loss per Common Share

    VoiceStream no longer presents loss per share information as VoiceStream's common shares are not publicly traded.

    Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill and other intangible assets with indefinite lives resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The test for goodwill impairment under the new standard will begin in the first quarter of 2002, and could have an adverse non-cash effect on our future results of operations if an impairment occurs.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We will be required to adopt this statement no later than January 1, 2002. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

    Reclassifications

    Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

                        VOICESTREAM WIRELESS CORPORATION

                                   (unaudited)


3.  Business Combinations and Other Transactions

    T-Mobile Merger

    As a result of the T-Mobile merger, we adjusted the basis of our assets, liabilities and shareholder's equity to reflect the purchase allocations recorded by T-Mobile (see Note 2). These non-cash adjustments, which have not been finalized and may be subject to change, resulted in the following balance sheet allocations as of May 31, 2001, the acquisition date (dollars in thousands):

                                     ASSETS
         Other current assets                                    $    (16,878)
         Licenses and other intangibles (excluding goodwill)       15,953,562
         Goodwill                                                   6,970,764
         Other long-term assets                                       (24,786)
                                                                 ------------
                                                                 $ 22,882,662
                                                                 ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY
         Other current liabilities                               $     24,528
         Long-term debt                                               438,573
         Deferred tax liability                                     4,643,704
         Common stock and additional paid-in capital               13,326,758
         Deferred compensation                                        (38,686)
         Accumulated other comprehensive loss                          16,191
         Deficit                                                    4,471,594
                                                                 ------------
                                                                 $ 22,882,662
                                                                 ============

    Effective June 1, 2001, we changed the amortization period for licenses from 40 to 20 years.

    Other Acquisitions and License Exchanges

    The following acquisitions and license exchanges either closed during the nine months ended September 30, 2001 or were pending as of September 30, 2001.

            Cingular Joint Venture

    On November 1, 2001, we entered into a joint venture with Cingular Wireless LLC ("Cingular") that will allow the companies to share urban GSM network infrastructures in the New York Basic Trading Area ("BTA"), and the Los Angeles and San Francisco Major Trading Areas ("MTAs"). We will each continue to hold and control our respective licenses and certain equipment in those markets, and independently market our services and utilize our own brand names, sales, marketing, billing and customer care operations. We expect our services in the Los Angeles and San Francisco MTAs to be fully launched by mid 2002.

            Verizon (Trustee)

    On June 14, 2001, we purchased licenses and operating assets located primarily in Cincinnati and Dayton, OH (both 20 MHz of B Block spectrum) for approximately $200 million from the Department of Justice-appointed Trustee overseeing the operation and divestiture of the former GTE Cincinnati-Dayton PCS properties.

            Cingular License Exchange

    On May 11, 2001, we completed the exchange of licenses covering approximately 35 million people with Cingular. Cingular acquired from VoiceStream 10 MHz of spectrum in the New York, NY MTA, as well as 10 MHz in each of the St. Louis, MO and Detroit, MI BTAs. VoiceStream acquired from Cingular 10 MHz of spectrum in the Los Angeles and San Francisco MTAs, that cover most of California and Nevada. No gain or loss was recognized from this transaction.

                        VOICESTREAM WIRELESS CORPORATION

                                   (unaudited)


            AT&T Wireless

    On March 29, 2001, we exchanged certain D and E Block 10 MHz licenses held by us in Detroit, MI, Flint, MI, Poplar Bluff, MO, Rolla, MO, Mt. Vernon-Centralia, IL, St. Louis, MO and Albany, NY for portions of certain A Block 10 MHz licenses held by AT&T Wireless PCS, LLC ("AT&T") in Phoenix, AZ, Bloomington, IL, Little Rock, AR and Puerto Rico and $11.7 million in cash. The licenses were recorded at $200.5 million and a gain of $11.7 million was recorded in other income for the three months ended March 31, 2001. Neither party assumed any liabilities related to the exchanged licenses.

            Pocket Communications and Leap Wireless

    On February 12, 2001, Cook Inlet/VS GSM IV PCS Holdings, LLC ("CIVS IV"), a designated entity in which we hold a non-controlling interest, purchased 12 C Block licenses in Las Vegas, NV, New Orleans, LA, Houma-Thibodaux, LA, Omaha, NE, Sandusky, OH, Adrian, MI, Battle Creek, MI, Grand Rapids, MI, Jackson, MI, Muskegon, MI, Toledo, OH and Pittsburg-Parsons, KS from Pocket Communications for $195 million. In a separate agreement, 8 of these licenses were sold to Leap Wireless, Inc. for $51 million in cash and 348,878 shares of Leap Wireless common stock on April 5, 2001. The common shares were subsequently sold in April 2001, resulting in our recording a gain of $2.3 million.

            FCC Auction 35

    On January 26, 2001, upon completion of the FCC Auction 35 bid process, we were the high bidder on 19 PCS licenses with bids totaling $482.7 million. Additionally, Cook Inlet/VS GSM V PCS Holdings LLC, ("CIVS V"), a designated entity in which we hold a non-controlling interest, was the high bidder on 22 PCS licenses with high bids totaling $506.4 million. The FCC announced on July 27, 2001 that it was prepared to grant seven of the 19 PCS licenses for which VoiceStream was the high bidder, and one of the 22 PCS licenses for which CIVS V was the high bidder. On August 10, 2001, VoiceStream and CIVS V paid the balances owed on the eight licenses of $7.4 million to the FCC and were granted the licenses.

    The ungranted licenses for which we and CIVS V were the high bidders were originally held either by NextWave Communications, Inc. ("NextWave") or Urban Communicators, both of which declared bankruptcy. The FCC has not granted these remaining licenses due to pending administrative and judicial challenges related to the auction process, including a decision issued by the United States Court of Appeals for the District of Columbia Circuit on June 22, 2001. The court held that the FCC had erroneously cancelled licenses previously acquired by NextWave in earlier auctions, when NextWave, upon declaring bankruptcy, failed to make installment payments for those licenses. On August 31, 2001, the Wireless Telecommunications Bureau of the FCC released a Public Notice announcing that NextWave's licenses returned to active status, although the Public Notice was qualified by a recognition that ongoing regulatory proceedings before the FCC could affect the status of the NextWave licenses. Further, the FCC as well as certain Auction 35 winning bidders filed petitions with the United States Supreme Court seeking review of the Court of Appeals' decision, which are still pending. VoiceStream and CIVS V are part of a coalition attempting to negotiate a settlement by which the subject licenses would be granted to the Auction 35 high bidders. It is uncertain, however, whether a settlement will be finalized or whether the remaining Auction 35 licenses will be granted to the high bidders.

            STPCS

    On January 22, 2001, we purchased the assets of STPCS Joint Venture, LLC ("STPCS"). Through its operating company, SOL Communications Inc., STPCS held licenses and assets in South Texas. Pursuant to the terms of the agreement, we purchased STPCS's licenses and related assets for $297 million in cash. In addition, STPCS's F block licenses and certain related assets were purchased by CIVS IV for $9 million.

                        VOICESTREAM WIRELESS CORPORATION

                                   (unaudited)


    Unaudited Pro Forma Operating Results

    The following are the unaudited pro forma operating results, assuming that VoiceStream's business combinations occurred on January 1 of each of the respective years (dollars in thousands):

                                                              For the nine months ended September 30,
                                                              ---------------------------------------
                                                                  2001                        2000
                                                              -----------                 -----------
        Total revenues ....................................   $ 2,420,000                 $ 1,641,900
        Net loss ..........................................   $(2,084,000)                $(1,845,300)

4.  Long-Term Debt

    The carrying values of our long-term debt were adjusted to fair value at May 31, 2001 (see Note 2) resulting in a premium of $426 million. The premium will be amortized to interest expense over the remaining terms of the related debt.

                                                                      September 30,       December 31,
        (dollars in thousands)                                            2001                2000
                                                                      -------------       ------------
        Credit facilities:
           Term loans .........................................        $        --        $ 2,425,000
           Vendor facility ....................................                 --            750,000
           Revolvers ..........................................                 --            150,000
        Senior Notes:
           10 3/8% Senior Notes, due in 2009 ..................          1,727,904          1,727,904
           11 7/8% Senior Discount Notes, due in 2009 .........            720,000            720,000
           11 5/8% Senior Notes, due in 2006 ..................                 --              4,582
           11 1/2% Senior Notes, due in 2009 ..................            205,000            205,000
        FCC license obligations ...............................                 --             32,113
                                                                       -----------        -----------
                                                                         2,652,904          6,014,599
        Unamortized premium and (discount), net ...............            176,590           (262,600)
        Current portion of long-term debt .....................                 --            (32,113)
                                                                       -----------        -----------
                                                                       $ 2,829,494        $ 5,719,886
                                                                       ===========        ===========
        Long-term notes payable to affiliates .................        $ 3,453,550        $        --
                                                                       ===========        ===========



    During the quarter ended September 30, 2001, we repaid all outstanding borrowings under our credit facilities and cancelled the related lending agreements. We also repaid the $4.6 million 11 5/8% Senior Notes due in 2006. These repayments were funded by $3.5 billion in borrowings from Deutsche Telekom. The notes relating to these borrowings, which are due in 2010, bear interest at 4.85% through December 15, 2001 and thereafter will bear interest at the six-month LIBOR rate plus 0.95%.

    Maturities

    All of our long-term debt and long-term notes payable to affiliates mature after 2005.

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

       The following is a discussion and analysis of the consolidated financial condition and results of operations of VoiceStream and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2000. Due to the stage of development of our PCS operations and the significance of recent mergers, including the change of control due to the T-Mobile merger, and other transactions, our operating results for prior periods may not be indicative of future performance.

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

       - In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F Block licenses for the initial five year period following award of the licenses. Those limitations, however, have been revised by the FCC, and a limited portion of the spectrum previously reserved only for Designated Entities has been opened to non-Designated Entities. VoiceStream does not qualify as a Designated Entity but has owned or currently owns non-controlling interests in a number of Designated Entities controlled by Cook Inlet Region, Inc. (collectively the "CIRI Designated Entities"). In December 2000 and February 2001, our partners in VS PCS, VS GSM, VS GSM II, and VS GSM III elected to exercise their respective exchange rights, whereby they exchanged their interests in these entities for VoiceStream common shares. Subsequent to the acquisition dates our consolidated operating results include the results of VS PCS, VS GSM, VS GSM II and VS GSM III.

    - On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash,
       3.6683 shares of Deutsche Telekom stock and $15.9062 in cash or 3.7647 shares of Deutsche Telekom stock. Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile. T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger and the transfer by Deutsche Telekom of all of its VoiceStream common shares to T-Mobile (hereafter referred to as the "T-Mobile merger"), VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

       The T-Mobile merger was accounted for as a purchase business combination and resulted in an adjustment of the basis of our assets, liabilities and shareholder's equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The consolidated financial statements of VoiceStream for the nine months ended September 30, 2001 are presented as two distinct periods, the five months prior to the merger, and the period from June 1, 2001 to September 30, 2001, subsequent to the merger. The following discussion and analysis refers to the results and activities for the three and nine months ended September 30, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

    Operating Markets

       During 2001, we launched service in Chicago, Milwaukee, St. Louis and Cincinnati. We will be providing roaming capabilities in the fourth quarter of 2001, ahead of the market launch in the Los Angeles and San Francisco MTA's that will start in late 2001 and culminate in mid 2002. Due to the varying dates at which each of the markets became operational or were acquired, the revenues and expenses recognized during any period may not be comparable to another period and may not be representative of future operating markets.

    Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

        The following table sets forth certain financial data as it relates to our operations:

                                                 Three months ended September 30,           Nine months ended September 30,
                                              --------------------------------------     --------------------------------------
                                                  2001           2000         CHANGE        2001            2000         CHANGE
                                              -----------     -----------     ------     -----------     -----------     ------
Revenues:
   Subscriber revenues ...................    $   624,832     $   336,247      85.8%     $ 1,676,723     $   780,708     114.8%
   Prepaid revenues ......................        100,347          69,617      44.1%         294,003         162,253      81.2%
   Roamer revenues .......................         42,817          35,844      19.5%         132,795          74,174      79.0%
   Equipment sales .......................         82,840          87,357      (5.2)%        267,440         177,113      51.0%
   Affiliate and other revenues ..........         19,939          37,550     (46.9)%         49,106          87,067     (43.6)%
                                              -----------     -----------                -----------     -----------
            Total revenues ...............        870,775         566,615      53.7%       2,420,067       1,281,315      88.9%
                                              -----------     -----------                -----------     -----------
Operating expenses:
   Cost of service .......................        213,002         149,490      42.5%         570,449         337,336      69.1%
   Cost of equipment sales ...............        188,383         154,507      21.9%         516,173         317,174      62.7%
   General and administrative ............        305,306         216,760      40.8%         866,622         443,576      95.4%
   Sales and marketing ...................        310,093         271,809      14.1%         878,777         502,006      75.1%
   Depreciation and amortization .........        675,184         260,293     159.4%       1,460,397         541,197     169.8%
   Stock-based compensation ..............          3,956          21,194     (81.3)%          8,366          30,729     (72.8)%
                                              -----------     -----------                -----------     -----------
            Total operating expenses .....      1,695,924       1,074,053      57.9%       4,300,784       2,172,018      98.0%
                                              -----------     -----------                -----------     -----------
Operating loss ...........................       (825,149)       (507,438)     62.6%      (1,880,717)       (890,703)    111.1%
Other income (expense): ..................        (97,259)       (149,887)    (35.1)%       (515,731)       (384,176)     34.2%
Income tax benefit .......................        289,015              --     100.0%         390,271              --     100.0%
                                              -----------     -----------                -----------     -----------
Net Loss .................................    $  (633,393)    $  (657,325)     (3.6)%    $(2,006,177)    $(1,274,879)     57.4%
                                              ===========     ===========                ===========     ===========
Adjusted EBITDA ..........................    $  (146,009)    $  (225,951)    (35.4)%    $  (411,954)    $  (318,777)     29.2%
                                              ===========     ===========                ===========     ===========
Cash flows provided by (used in):

   Operating activities ..................    $  (104,290)    $  (323,457)    (67.8%)    $  (620,525)    $  (554,750)     11.9%
   Investing activities ..................    $  (375,139)    $  (494,879)    (24.2%)    $  (588,979)    $(1,800,487)    (67.3%)
   Financing activities ..................    $   448,968     $ 4,854,376     (90.8%)    $    81,082     $ 6,227,322     (98.7%)

    Revenues

       The overall increase in service revenues (subscriber, prepaid and roamer revenues) for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to the acquisitions of Omnipoint on February 25, 2000, Aerial on May 4, 2000, and controlling interests in four of the CIRI Designated Entities on December 14, 2000. Service revenues have also grown due to the expansion of our wireless network in the existing and acquired markets and the launch of our services in new markets.

       Post pay service revenues increased $288.6 million, or 85.8%, for the three months ended September 30, 2001 and $896.0 million, or 114.8%, for the nine months ended September 30, 2001, as compared to the same periods in 2000. The increases are primarily the result of our continued post pay subscriber growth. Our post pay subscribers grew to 4,012,800 at September 30, 2001, from 2,319,700 at September 30, 2000. There were 345,800 and
    1,104,800 net post pay subscribers added during the three and nine months ended September 30, 2001, respectively, as compared to 438,700 and 1,474,000 for the same periods in 2000. The post pay subscriber growth is attributable primarily to our new rate plans and advertising campaigns.

       Prepaid service revenues increased $30.7 million, or 44.1%, for the three months ended September 30, 2001, and $131.8 million, or 81.2%, for the nine months ended September 30, 2001, as compared to the same periods in 2000. Our prepaid customers grew to 1,142,000 at September 30, 2001, from 748,200 at September 30, 2000. There were 38,100 and 171,000 net prepaid subscribers added during the three and nine months ended September 30, 2001, respectively, as compared to 62,500 and 170,100 for the same periods in 2000. There were also 568,400 net prepaid subscribers added through acquisitions for the nine months ended September 30, 2000. The decline in the rate of prepaid subscriber growth is attributable to our new marketing strategy which emphasizes post pay subscriber growth through post pay promotions and rate plans as discussed below.

       We believe our "Get More" marketing strategy, including our advertising campaign featuring Jamie Lee Curtis and the associated pricing strategy that was initiated in the second quarter of 1998, has contributed to the rapid customer growth throughout all of our markets. As a result of our merger with T-Mobile, in the fourth quarter of 2001 we will begin to leverage our "Get More" marketing strategy by building equity in the T-Mobile brand name in the U.S. through the use of "Global Wireless by T-Mobile" as a unifying element of the VoiceStream brand logo. We believe the success of our "Get More" strategy, combined with the use of the global T-Mobile name, will continue to positively affect our subscriber growth.

        Total service revenue per average customer ("ARPU") was $51.58 and $52.26 for the three months ended September 30, 2001 and 2000, respectively, and $51.63 and $57.61 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in ARPU for the nine months ended September 30, 2001 as compared to the same period in 2000 reflects the addition of new customers through the acquisition of Omnipoint and Aerial in 2000 and converting these customers to the VoiceStream price plans which provide more minutes and features at a lower cost to the customer.

        Roamer revenues increased to $42.8 million and $132.8 million for the three and nine months ended September 30, 2001, respectively, from $35.8 million and $74.2 million for the same periods in 2000. The increase is primarily due to our expanded coverage area in 2001 as compared to 2000.

        Equipment revenues decreased 5.2% for the three months ended September 30, 2001 as compared to the same period in 2000. The decrease is primarily due to lower revenue per handset as a result of competitive pricing during the quarter. Equipment revenues increased 51.0% for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to volume increases which are correlated to the growth in our customer base.

        Affiliate and other revenues decreased 46.9% and 43.6% in the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. This revenue is related to technical services agreements and reciprocal resale agreements with unconsolidated CIRI Designated Entities. The parties to these agreements are able to utilize air-time on each other's spectrum, and/or utilize wireless network infrastructure, in certain agreed upon markets. Each party acts as a reseller for the other with related fees charged and paid between the parties. Affiliate revenues decreased in 2001 because we have an interest in only one such entity during 2001 as compared to four in 2000.

    Operating Expenses

        Cost of service expense represents network operating expenses incurred in operational markets. The increases in the three and nine months ended September 30, 2001 of $63.5 million and $233.1 million, respectively, as compared to the same periods in 2000, are primarily due to the growth in our customer base. Cost of service expense as a percentage of service revenue decreased to 27.7 % and 27.1 % for the three and nine months ended September 30, 2001, respectively, from 33.8% and 33.2% for the same periods in 2000. Cost of service expense also includes fees related to the technical services agreements and reciprocal resale agreements with certain unconsolidated CIRI Designated Entities. Excluding the technical services and reciprocal resale agreements described above, cost of service as a percentage of service revenue were 26.3% and 26.0% for the three and nine months September 30, 2001 as compared to 25.3% and 24.4% for the same periods in 2000. The increase in 2001 as compared to 2000 is due to the launch of the Chicago, Milwaukee and St. Louis markets in the second quarter of 2001. While cost of service expense is expected to increase due to continuing growth in our customer base, we expect cost of service as a percentage of service revenue to generally trend downward as more subscribers are added to the newly launched markets and as greater economies of scale are realized.

        Cost of equipment sales increased for both the three and nine months ended September 30, 2001 as compared to the same periods in 2000, primarily due to the increase in the number of handsets sold. The volume increase is correlated to the growth in our customer base. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we sell handsets below cost to respond to competition for new subscribers. We expect handset subsidies to remain common industry practice for the foreseeable future.

        General and administrative costs per average customer per month was $20.51 and $21.27 for the three and nine months ended September 30, 2001, respectively, as compared to $25.65 and $24.96 for the same periods in 2000. The decrease is primarily attributable to improved economies of scale realized in our administrative functions following the integration of Omnipoint and Aerial. While general and administrative expenses are expected to increase due to continuing growth in subscribers, we expect the cost per customer to continue to trend downward as greater economies of scale are realized.

        The increase in sales and marketing costs is associated with the continued subscriber growth in VoiceStream's markets. Sales and marketing costs per gross customer added, including loss on equipment sales, totaled $366 and $351 for the three and nine months ended September 30, 2001, respectively, as compared to $388 and $368 for the same periods in 2000. Sales and marketing cost per net customer added, including loss on equipment sales, totaled $1,082 and $902 for the three and nine months ended September 30, 2001, respectively, as compared to $675 and $646 for the same periods in 2000. The increase in 2001 is largely due to higher customer turnover especially with respect to prepaid customers.

        Depreciation and amortization expense increased by approximately $118.1 million per month starting in June 2001 primarily due to fair value adjustments to the cost of our intangible assets, including licenses, goodwill, tradename and subscriber list relating to purchase accounting for the T-Mobile merger. Amortization expense also increased due to the change in the amortization period of licenses from 40 years, prior to the T-Mobile merger, to 20 years subsequent to the merger. Depreciation and amortization charges are also trending upwards due to our increasing asset base arising from acquisitions and the on-going expansion of our wireless network.

        Stock-based compensation expense was $4.0 million and $8.4 million for the three and nine months ended September 30, 2001, respectively. In 2001, a non-cash accrual for stock-based compensation of $44.6 million was established to record the fair value of stock options as a result of the T-Mobile merger. The deferred compensation is being amortized over the vesting period of the related stock options. As of September 30, 2001, approximately $39.6 million remains unamortized.

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

        Adjusted EBITDA loss decreased to $146.0 million for the three months ended September 30, 2001 as compared to $226.0 million in the same period in 2000 due primarily to lower customer growth in the third quarter of 2001 and a corresponding smaller increase in sales and marketing expense, offset by $27.6 million in bonus expenses related to the T-Mobile merger. Adjusted EBITDA loss increased to $412.0 million, including $67.2 million in bonus expenses related to the T-Mobile merger, for the nine months ended September 30, 2001 as compared to adjusted EBITDA loss of $318.8 million for the same period in 2000. This increase was primarily due to the acquisitions of Omnipoint and Aerial during 2000 and the inclusion of their results for a portion of the nine months ended September 30, 2000 while the operating results for these entities were included for the entire nine months ended September 30, 2001.

    Other Income (Expense)

        Interest and financing expense, net of capitalized interest, decreased to $95.5 million for the three months ended September 30, 2001 as compared to $141.6 million for the same period in 2000, primarily due to a decrease in the average interest rate of our debt in the third quarter of 2001 as we replaced third party debt with notes payable to Deutsche Telekom which have lower interest rates. Interest and financing expense, net of capitalized interest, increased to $359.4 million for the nine months ended September 30, 2001 as compared to $343.7 million for the same period in 2000, primarily due to higher average debt balances. The weighted average effective interest rate before capitalized interest was 6.5% and 8.7% for the three and nine months ended September 30, 2001, respectively, as compared to 10.3% and 10.4% for the same periods in 2000.

        Also included in other income and expenses is $1.0 million and $120.3 million in expenses related to the T-Mobile merger for the three and nine months ended September 30, 2001, respectively. Equity in net losses of unconsolidated affiliates totaled $8.7 million and $76.9 million for the three and nine months ended September 30, 2001, respectively, as compared to $49.1 million and $96.4 million for the same periods in 2000.

    Net Loss

        Our net loss was $633.4 million and $2.0 billion for the three and nine months ended September 30, 2001, respectively, as compared to $657.3 million and $1.3 billion for the same periods in 2000. The increase in 2001 is primarily due to the increases to the cost basis of our assets and the related amortization charges associated with the T-Mobile merger. These expenses are offset by $289.0 million and $390.3 million in income tax benefits for the three and nine months ended September 30, 2001, respectively. The incremental costs of continued high customer growth, the related expenditures necessary to support this growth and the costs associated with integrating our acquisitions were also significant.

    Liquidity and Capital Resources

        Mergers, Acquisitions, Investments and Capital Expenditures

                Cingular Joint Venture

        On November 1, 2001, we entered into a joint venture with Cingular that will allow the companies to share urban GSM network infrastructures in the New York BTA, and the Los Angeles and San Francisco MTAs. We will each continue to hold and control our respective licenses and certain equipment in those markets, and independently market our services and utilize our own brand names, sales, marketing, billing and customer care operations. We expect our services in the Los Angeles and San Francisco MTAs to be fully launched by mid 2002.

                Verizon (Trustee)

        On June 14, 2001, we purchased licenses and operating assets located primarily in Cincinnati and Dayton, OH (both 20 MHz of B Block spectrum) for approximately $200 million from the Department of Justice-appointed Trustee overseeing the operation and divestiture of the former GTE Cincinnati-Dayton PCS properties.

                Cingular License Exchange

        On May 11, 2001, we completed the exchange of licenses covering approximately 35 million people with Cingular. Cingular acquired from VoiceStream 10 MHz of spectrum in the New York, NY MTA, as well as 10 MHz in each of the St. Louis, MO and Detroit, MI BTAs. VoiceStream acquired from Cingular 10 MHz of spectrum in the Los Angeles and San Francisco MTAs, that cover most of California and Nevada. No gain or loss was recognized from this transaction.

                AT&T Wireless

        On March 29, 2001, we exchanged certain D and E Block 10 MHz licenses held by us in Detroit, MI, Flint, MI, Poplar Bluff, MO, Rolla, MO, Mt. Vernon-Centralia, IL, St. Louis, MO and Albany, NY for portions of certain A Block 10 MHz licenses held by AT&T in Phoenix, AZ, Bloomington, IL, Little Rock, AR and Puerto Rico and $11.7 million in cash. The licenses were recorded at $200.5 million and a gain of $11.7 million was recorded in other income for the three months ended March 31, 2001. Neither party assumed any liabilities related to the exchanged licenses.

                Pocket Communications and Leap Wireless

        On February 12, 2001, CIVS IV, purchased 12 C Block licenses in Las Vegas, NV, New Orleans, LA, Houma-Thibodaux, LA, Omaha, NE, Sandusky, OH, Adrian, MI, Battle Creek, MI, Grand Rapids, MI, Jackson, MI, Muskegon, MI, Toledo, OH and Pittsburg-Parsons, KS from Pocket Communications for $195 million. In a separate agreement, 8 of these licenses were sold to Leap Wireless, Inc. for $51 million in cash and 348,878 shares of Leap Wireless common stock on April 5, 2001. The common shares were subsequently sold in April 2001, resulting in our recording a gain of $2.3 million.

                FCC Auction 35

        On January 26, 2001, upon completion of the FCC Auction 35 bid process, we were the high bidder on 19 PCS licenses with bids totaling $482.7 million. Additionally, CIVS V was the high bidder on 22 PCS licenses with high bids totaling $506.4 million. The FCC announced on July 27, 2001 that it was prepared to grant seven of the 19 PCS licenses for which VoiceStream was the high bidder, and one of the 22 PCS licenses for which CIVS V was the high bidder. On August 10, 2001, VoiceStream and CIVS V paid the balances owed on the eight licenses of $7.4 million to the FCC and were granted the licenses.

        The ungranted licenses for which we and CIVS V were the high bidders were originally held either by NextWave or Urban Communicators, both of which declared bankruptcy. The FCC has not granted these remaining licenses due to pending administrative and judicial challenges related to the auction process, including a decision issued by the United States Court of Appeals for the District of Columbia Circuit on June 22, 2001. The court held that the FCC had erroneously cancelled licenses previously acquired by NextWave in earlier auctions, when NextWave, upon declaring bankruptcy, failed to make installment payments for those licenses. On August 31, 2001, the Wireless Telecommunications Bureau of the FCC released a Public Notice announcing that NextWave's licenses returned to active status, although the Public Notice was qualified by a recognition that ongoing regulatory proceedings before the FCC could affect the status of the NextWave licenses. Further, the FCC as well as certain Auction 35 winning bidders filed petitions with the United States Supreme Court seeking review of the Court of Appeals' decision, which are still pending. VoiceStream and CIVS V are part of a coalition attempting to negotiate a settlement by which the subject licenses would be granted to the Auction 35 high bidders. It is uncertain, however, whether a settlement will be finalized or whether the remaining Auction 35 licenses will be granted to the high bidders.

                STPCS

        On January 22, 2001, we purchased the assets of STPCS. Through its operating company, SOL Communications Inc., STPCS held licenses and assets in South Texas. Pursuant to the terms of the agreement, we purchased STPCS's licenses and related assets for $297 million in cash. In addition, STPCS's F block licenses and certain related assets were purchased by CIVS IV for $9 million.

                Capital Expenditures

        Capital expenditures totaled $325.8 million and $1.3 billion for the three and nine months ended September 30, 2001, respectively, primarily for the continuing build out of our wireless network including the Chicago market, which was launched on May 1, 2001. We expect to incur significant additional capital expenditures through 2001, directly and through CIVS IV and CIVS V for license purchases, capacity expansion of operating markets and the development and expansion of new markets. Actual capital expenditures could vary considerably depending on opportunities that arise over the course of the year and on funding availability. We expect that future funding of our on-going cash requirements will be provided by Deutsche Telekom or its affiliates.

        Financing Activities

        In the second and third quarters of 2001, we repaid all outstanding borrowings, totaling approximately $3.3 billion, under our credit facilities and cancelled the related lending agreements. We also repaid the $4.6 million 11 5/8% Senior Notes due in 2006. These repayments were funded by $3.5 billion in borrowings from Deutsche Telekom. The notes relating to these borrowings, which are due in 2010, bear interest at 4.85% through December 15, 2001 and thereafter will bear interest at the six-month LIBOR rate plus 0.95%.

        We expect continued use of cash in operating activities due to operating losses and increased working capital requirements together with continuing investments in network infrastructure and FCC licenses to grow and support our customer base. The cost of completing the build-out in any particular market, the magnitude of operating losses, debt service requirements and the funding requirements of license or operating business acquisitions could vary significantly from current estimates. We plan to use cash on hand and further borrowings from Deutsche Telekom or its affiliates to fund these activities and expenditures. In the past we have received borrowings from Deutsche Telekom. If such financing is not fully available we may be required to curtail our rate of growth or our service operations.

        In order to ensure adequate supply and availability of certain infrastructure equipment and services, VoiceStream has committed to purchase PCS equipment from various suppliers. These commitments total approximately $3.8 billion as of September 30, 2001. At September 30, 2001, VoiceStream has ordered approximately $1.5 billion under these agreements, of which approximately $93.0 million has not been delivered.

        VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business that are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

        Cash Flow Information

        Net cash used in operating activities was $104.3 million and $620.5 million for the three and nine months ended September 30, 2001, respectively. Adjustments to the nine month $2.0 billion net loss to reconcile net cash used in operating activities included $1.5 billion of non-cash depreciation and amortization expenses related to network infrastructure, FCC licenses and goodwill. The T-Mobile merger resulted in an increase of $22.9 billion in the carrying value of our assets, most of which is related to licenses and goodwill. We recorded a $390.3 million non-cash income tax benefit based on our operating loss for the period, and $76.9 million of non-cash equity in net losses of unconsolidated affiliates. Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $72.8 million in accounts receivable due to the growth in revenues; (ii) a decrease of $211.7 million in inventory, due primarily to reduced handset purchases during the nine month period; (iii) an increase of $93.6 million in accrued liabilities due primarily to the timing of interest payments on long term debt and increased tax liabilities related to the growth in revenues and property. Net cash used in operating activities was $323.5 million and $554.8 million for the three and nine months ended September 30, 2000, respectively.

        Net cash used in investing activities was $375.1 million and $589.0 million for the three and nine months ended September 30, 2001, respectively. Investing activities for the nine months ended September 30, 2001 consisted primarily of investments in property and equipment, of which $1.3 billion were capital expenditures and $552.5 million were licenses acquired through acquisitions. These activities were funded in part through the conversion of $1.2 billion of short-term investments into cash. Net cash used in investing activities was $494.9 million and $1.8 billion for the three and nine months ended September 30, 2000, respectively.

        Net cash provided by financing activities was $449.0 million and $81.1 million for the three and nine months ended September 30, 2001, respectively. Financing activities for the nine months ended September 30, 2001 consisted primarily of: (i) repayment of $3.3 billion of loans outstanding under credit facilities; (ii) repayment of $32.1 million of FCC debt; (iii) payment of $81.7 million in cash entitlements on conversions of preferred stock of a consolidated subsidiary and; (iv) proceeds of $3.5 billion from long-term debt borrowings from Deutsche Telekom. Net cash provided by financing activities was $4.9 billion and $6.2 billion for the three and nine months ended September 30, 2000, respectively.

    Recently Issued Accounting Standards

        In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill and other intangible assets with indefinite lives resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The test for goodwill impairment under the new standard will begin in the first quarter of 2002, and could have an adverse non-cash effect on our future results of operations if an impairment occurs.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The statement applies to all long-lived assets We will be required to adopt this statement no later than January 1, 2002. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Market Sensitive Financial Instrument Risk Management

        During the nine months ended September 30, 2001, there were no material events that have occurred that would require a change to the qualitative or quantitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings

         Except as referenced in our Form 10-K for the year ended December 31, 2000, there are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on their financial position, results of operations or cash flows.

     Item 2. Changes in Securities and Use of Proceeds

     (a) None.

     (b) None.

     (c) None.

     Item 3. Defaults Upon Senior Securities

         None.

     Item 4. Submission of Matters to a Vote of Security Holders

         None.

     Item 5. Other Information

         None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K:

        VoiceStream filed a Current Report on Form 8-K dated August 31, 2001, in which VoiceStream reported under Item 4 that on August 29, 2001, VoiceStream engaged PricewaterhouseCoopers LLP as its new independent accountant, replacing Arthur Andersen LLP.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        VoiceStream Wireless Corporation

By /s/   BRIAN W. KIRKPATRICK               By  /s/  ALLYN P. HEBNER
   -----------------------------------          --------------------------------
Brian W. Kirkpatrick                            Allyn P. Hebner
Executive Vice President,                       Vice President and Controller
Chief Financial Officer                         (Principal Accounting Officer)
(Principal Financial Officer)

Dated: November 14, 2001