Form 10-K
period 2001-12-31
VOICESTREAM WIRELESS CORP /DE
filed 2002-03-04
CIK 1097609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
        ____________.

                        COMMISSION FILE NUMBER 000-29667

                        VOICESTREAM WIRELESS CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               91-1983600
                   --------                               ----------
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)

           12920 - 38TH STREET S.E.
             BELLEVUE, WASHINGTON                           98006
             --------------------                           -----
   (Address of principal executive offices)               (Zip Code)

                                 (425) 378-4000
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               TITLE                      SHARES OUTSTANDING AS OF MARCH 1, 2002
               -----                      --------------------------------------
Common Stock, par value $.000001 per share             269,738,185

      This registrant meets the conditions set forth in General Instruction I
(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

================================================================================

                        VOICESTREAM WIRELESS CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business
          (Abbreviated pursuant to General Instruction I (2).) ...................................... 3
Item 2.   Properties................................................................................. 17
Item 3.   Legal Proceedings.......................................................................... 17
Item 4.   Submission of Matters to a Vote of Security Holders
          (Omitted pursuant to General Instruction I (2).) .......................................... 17

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          (Omitted pursuant to General Instruction I (2).)........................................... 17
Item 6.   Selected Consolidated Financial Data
          (Omitted pursuant to General Instruction I (2).) .......................................... 17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Abbreviated pursuant to General Instruction I (2).)....................................... 18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................. 26
Item 8.   Financial Statements and Supplementary Data................................................ 27
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....... 27

                                    PART III

                (Omitted pursuant to General Instruction I (2).):

Item 10.  Directors and Executive Officers of the Registrant......................................... 27
Item 11.  Executive Compensation..................................................................... 27
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................. 27
Item 13.  Certain Relationships and Related Transactions............................................. 27

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.......................... 27

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

      Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; technology changes; competition; changes in business strategy or development plans; the high leverage of VoiceStream; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against VoiceStream; and other factors referenced in VoiceStream's filings with the Securities and Exchange Commission. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. VoiceStream disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

      Unless the context requires otherwise, "VoiceStream," "we," "our" and "us" include us and our predecessors and subsidiaries.

                                     PART I

ITEM 1. BUSINESS

      INTRODUCTION

      VoiceStream Wireless Corporation ("VoiceStream" or "we") provides personal communications services ("PCS") primarily in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. We are one of the six largest, nationwide, PCS service providers, currently operating in 20 of the top 25 markets and 37 of the top 50 markets in the United States. We are a wholly-owned subsidiary of T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly-owned subsidiary of Deutsche Telekom AG ("Deutsche Telekom"), and is the holding company for Deutsche Telekom's principal GSM wireless operations in Europe and the United States.

      We are a member of the North American GSM Alliance LLC ("North American GSM Alliance"), a group of United States and Canadian digital wireless PCS carriers. The North American GSM Alliance helps provide seamless GSM wireless communications for their members in North America and internationally. The North American GSM Alliance also sponsors working standards groups for GSM North America, which is a regional body of the GSM Association. The members of the GSM Association provide digital GSM wireless services to over 600 million customers across five continents. GSM systems account for more than two-thirds of the worldwide digital wireless telephone market. We have international roaming agreements with 187 of the major GSM operators worldwide, providing service in 84 countries, and we anticipate that we will enter into roaming agreements with operators in additional countries to increase world coverage and convenience for our customers.

      VoiceStream was incorporated in June 1999 as a Delaware corporation to act as the parent company for business combinations involving our predecessor, now named VS Washington Corporation ("VS Washington"). On February 25, 2000, pursuant to a reorganization agreement approved by the shareholders of VS Washington and Omnipoint Corporation ("Omnipoint"), VoiceStream, as a holding company, became the parent of VS Washington and of Omnipoint. On May 4, 2000, VoiceStream completed the acquisition by merger of Aerial Communications, Inc. ("Aerial"). On December 14, 2000, we acquired controlling interests in VoiceStream PV/SS PCS, L.P. ("VS PCS"); VoiceStream GSM I, LLC ("VS GSM"), VoiceStream GSM II Holdings, LLC ("VS GSM II") and VoiceStream GSM III Holdings, LLC ("VS GSM III"). On February 14, 2001, we acquired the remaining minority interests in VS PCS and VS GSM.

      On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. Upon consummation of the merger and the transfer by Deutsche Telekom of all of its VoiceStream common shares to T-Mobile (referred to herein as "the T-Mobile merger"), VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

      Prior to May 3, 1999, VS Washington was an 80.1% owned subsidiary of Western Wireless Corporation ("Western Wireless"). The remaining 19.9% was owned by Hutchison Telecommunications PCS (USA) Limited, a subsidiary of Hutchison Whampoa Limited, a Hong Kong company. On May 3, 1999, VS Washington was formally separated in a spin-off transaction from Western Wireless' other operations.

     Powertel, Inc. ("Powertel"), another subsidiary of T-Mobile, provides PCS service primarily in the southeastern United States under the VoiceStream brand name. Powertel also advertises, supports and bills for its services under the VoiceStream brand name. Powertel's wireless network is also fully integrated with our network such that, from a customer's perspective, its services are indistinguishable from ours. We do not compete with Powertel in the markets it serves nor does Powertel compete in our markets. Following the T-Mobile Merger, Powertel's employees became employees of VoiceStream and we charge Powertel for the compensation and benefit costs of our employees working exclusively on Powertel business. We perform certain administrative and other functions on behalf of Powertel where cost or operating efficiencies can be achieved through centralization of those functions and allocate a portion of our costs of providing these services to Powertel.

Strategy

      Our business strategy continues to be focused on capturing an increasing share of the growing United States market for wireless services in order to become one of the leading United States providers of such services over the long term and a key part of T-Mobile's international network. To accomplish this we will:

- Establish the T-Mobile brand in the United States: In 2002 we will focus on building equity in the T-Mobile brand. During the year, we intend to launch new services and markets using the T-Mobile brand and by the end of the year plan to complete the consolidation of our wireless operations and marketing efforts under the T-Mobile brand name.

- Penetrate the rapidly growing, broad consumer market segment: We will seek to further penetrate the consumer segment of the market by striving to provide the best value in wireless services with more minutes, more features and more services than other wireless providers in the markets we serve. We will continue to market such features and services under the "Get More" message. This marketing message is currently conveyed, in part, by company spokesperson, actress Jamie Lee Curtis.

- Establish a leadership position in the mobile data market: In 2001 we launched our General Packet Radio Service ("GPRS"), high-speed wireless data services across our entire network, providing our customers with wireless Internet access and the ability to use multimedia applications. We will build on the technical advantages of GSM/GPRS, the timing advantage of our nationwide launch and increase adoption of this service over the next year by: (1) delivering a range of unique, improved devices including phones, Palm and Windows-based PDAs and data cards, (2) providing enhanced content and functionality that is relevant to the consumer and business mobile consumer, and (3) effectively reaching targeted market segments through our extensive and diverse distribution network.

            Additionally, we acquired the wireless broadband communications assets of MobileStar Network Corporation in January 2002. We will begin commercially marketing these services under the T-Mobile brand by the end of 2002 as a complement to our nationwide GSM/GPRS service.

- Build high quality networks with nationwide coverage: We will continue to build out our GSM/GPRS network to increase capacity and enhance call quality within and around the urban markets we currently serve. Our network, including that of Powertel and non-consolidated affiliates in which we hold minority interests, covers over 54% of the United States population. In addition, we will seek to expand the coverage of our network through the entry into additional markets to capitalize on our nationwide license footprint.

- Increase our spectrum holdings: We have assembled a nationwide PCS license footprint covering over 96% of the United States population, including Powertel licenses and licenses controlled and held by non-consolidated affiliates in which we hold minority interests. We will continue to seek opportunities to acquire additional PCS licenses, systems and/or operators, which are additive to our current footprint or increase our spectrum capacity.

- Expanded distribution network: We will continue to expand the existing extensive and diverse distribution network for selling our services and products as we enter new markets and expand our presence in existing markets. This distribution network features a mix of company-owned stores, exclusive and non-exclusive dealers, national retailers, on-line retailers (including VoiceStream's on-line store), value-added resellers, and a direct sales force targeting general business and national and strategic accounts.

- Achieve cost efficiencies through centralization and size: We will continue to centralize key business functions as we complete the integration of the operations of T-Mobile's United States affiliates. Such functions include marketing and customer care as well as administrative functions such as accounting and human resources in order to achieve greater economies of scale. We expect that our size and relationship with Deutsche Telekom will enable us to negotiate more favorable pricing and financing terms for the purchase of services, handsets and network equipment.

- Balance customer growth and operating cash flow: We will strive to balance our rate of subscriber growth with improvements in EBITDA and operating cash flow in order to operate and grow the business over the long term.

Marketing, sales and customer service

      Our sales and marketing strategy is to increase our market penetration through continued growth for voice, data and messaging services in both new and existing markets. In addition, we target a customer base that we believe is likely to generate high monthly service revenues, while attempting to achieve a low cost of adding new customers.

- Marketing: As a result of our merger with T-Mobile, we are leveraging the success of our "Get More" marketing strategy in the United States to introduce "Global Wireless by T-Mobile" as part of the VoiceStream brand logo. We plan to phase out the VoiceStream brand name over the next year, forming a cohesive international wireless brand using the T-Mobile name. We believe the continued use of our "Get More" strategy, combined with the introduction and use of the global T-Mobile brand, will positively affect our subscriber growth.

            Our marketing efforts are focused primarily on the consumer market. We will expand these efforts to also target business and enterprise consumers with the introduction of new wireless data devices designed to take advantage of our high-speed wireless data network offerings. We market the "Get More" philosophy to both consumers and businesses by emphasizing that customers get more value for their money from our competitive pricing, enhanced features, functionality and applications, and by promoting the benefits of integrated voice, data and messaging services.

- Sales: We sell our products and services through an extensive and balanced distribution network featuring company-owned stores, exclusive and non-exclusive dealers, national retailers, on-line retailers (including VoiceStream's on-line store), value-added resellers, and through a direct sales force targeting general business and national and strategic accounts.

            We believe that our local sales offices and retail stores provide the physical presence in local markets necessary to position VoiceStream as a quality local service provider, and give us greater control over both our costs and the sales process. Our training programs provide our sales employees with an understanding of our systems, products and services so that they, in turn, can provide information to prospective customers. Sales commissions generally are linked to subscriber revenue, type of service, activation levels and subscriber retention.

            We are both a retail and wholesale distributor of handsets and other wireless data devices, and we maintain inventories of these items. Although customers are generally responsible for purchasing or otherwise obtaining their own handsets or wireless data devices, we sell handsets and other wireless data devices below cost to respond to competition for new subscribers. We expect these handset subsidies to remain common industry practice for the foreseeable future.

- Customer service: Quality customer service is a significant element of our operating philosophy. We are committed to attracting and retaining customers by providing customer service that consistently exceeds the norm for wireless service providers. We maintain a customer service and technical assistance system with a well-trained staff to handle both routine and complex questions as they arise, 24 hours a day, 7 days a week. Customers can also manage their accounts on-line, adding features to their service, viewing and paying their bills through our web site.

            We continuously monitor customer churn (the rate of subscriber attrition) as a key indicator of customer satisfaction. We manage our churn rate through a program implemented by our sales force and customer service personnel that is intended to enhance customer loyalty and increase add-on sales and customer referrals. The program allows the sales staff to check customer satisfaction, as well as to offer additional calling features, such as voicemail, call waiting and call forwarding to achieve customer satisfaction. We also have an in-depth customer relationship marketing program that reaches customers at many points during their life-cycle, rewarding them for their loyalty as a VoiceStream customer.

- Intellectual property: We hold federal trademark registrations for the marks "VoiceStream," "VoiceStream Wireless and Design" (the VoiceStream logo), "Get More From Life," "Get More Plus," "The Get More Promise," "Familytime" and "MyVoiceStream.com". We have pending applications to register our other trademarks and service marks with the United States Patent and Trademark Office. Deutsche Telekom holds federal trademark registrations for the mark "T-Mobile" and numerous other trademarks and service marks.

Products and services

      We provide a variety of wireless products and services designed to match a range of needs for business and personal use. As part of our Get More value offering, we include an array of features with every service plan. These features include built-in paging, voicemail, message alert, caller ID, call waiting, call hold and conference calling. Additionally, a hands-free device is included with every VoiceStream handset we package for sale. Through our PCS systems and GSM network, we offer several distinct services, features, and benefits including:

- Data Services: We offer a range of mobile data services aimed at both the general and business consumer at prices consistent with VoiceStream's "Get More" promise. These services are continually enhanced with greater and more refined content and increased functionality, applications and integration options. We will continue to bring a range of new wireless devices to market including handsets, Palm and Windows-based personal digital assistants ("PDAs") and data cards that will allow customers to take advantage of our high speed wireless data network.

- iStream: We were the first United States carrier to launch high-speed wireless data services across our entire network. Our high-speed data service, called iStream, is based on GPRS technology -- an extension of GSM -- and provides consumers with an `always-on' connection to the Internet at speeds up to 56 kilobytes per second. The need to log on or dial up to a data session is eliminated, and customers pay for the amount of data sent and received, not the length of their session. iStream has many uses and benefits. Customers can access corporate and personal e-mail, contacts and calendar using ViAir's WirelessInbox(TM) Solution. Customers can download content such as movie times, traffic, weather and more to their wireless data devices and can use enabled phones as a modem to access the Internet and securely access their corporate Intranets via their laptop computers or PDAs.

- Ping Pong(TM): This two-way e-mail service gives customers the ability to send and receive text messages and e-mail to and from their wireless data devices. Customers can filter, forward and reply to home or office e-mails via their wireless data devices.

- MyVoiceStream.com Personal Portal -- We offer wireless Internet services through a personal portal called MyVoiceStream.com. The portal was built to fully integrate Internet functionality with wireless service in a manner that complements both technologies and provides a superior customer experience. Services offered through MyVoiceStream.com include but are not limited to:

          - AOL Instant Messenger(TM) Service -- Via MyVoiceStream.com, customers can sign up for AOL Instant Messenger(TM) and create Buddy Lists(R). With this service customers can see when their buddies are on-line, and have text conversations in real time via their handsets or wireless data devices.

          - Alerts -- Customers can choose from a broad array of Internet news and information services to be delivered to their handsets or wireless data devices. Message alerts can include stock prices, sports scores, daily horoscopes, weather and other news services. Customers personally select what information they want and schedule delivery when they want.

          - Ring tones -- Customers can choose from a large variety of personal ring tones to be downloaded to their handset. Custom faceplates and accessories are also available, allowing personalization of VoiceStream service that can be seen and heard.

          - On-line account management -- Customers can manage their VoiceStream account via the Internet. They can update their phone directory, view and pay their bill online and add features and services to their account.

- Prepaid wireless: Our prepaid wireless service requires advance payment for airtime in specific dollar denominations. Once the available airtime is consumed, the customer must "replenish" or prepay for additional airtime in order to continue using our service.

- Roaming: Our customers are able to roam throughout the United States and internationally, either on other GSM-based PCS systems or through the use of certain dual-mode handsets that can be used on 800 MHz analog cellular systems. GSM communications technology is the dominant world standard for digital wireless communications, which allows VoiceStream customers to enjoy one-handset, one-number worldwide service using a dual-mode or tri-band handset (900/1800/1900 MHz frequencies). As part of T-Mobile, VoiceStream customers with this type of handset are able to roam while in Europe and other parts of the world at a uniform cost per minute. We have international roaming agreements with more than 185 of the major operators worldwide, providing service in over 87 countries. We plan to continue to further expand our international coverage through new roaming agreements with international GSM providers.

- Wireless Broadband: Through the acquisition of the assets of MobileStar on January 22, 2002, we have entered into the wireless broadband communications business, this service allows customers to access the Internet and their corporate Intranet remotely, using WiFi enabled laptops or PDA's, in public locations such as hotels, airports, restaurants, conference centers and coffeehouses. VoiceStream will expand the existing
      802.11 WLAN network and commercially market these services under the T-Mobile brand by the end of 2002 as a complement to our nationwide GSM/GPRS service.

- Smart Card: We provide a "Smart Card" with every VoiceStream handset and wireless data device. Each Smart Card is a microchip programmed with the customer's billing information and a specified service package, as well as the customer's contact list and other preferences. This allows customers to obtain PCS connectivity automatically using a variety of terminal devices simply by inserting their Smart Card microchip into compatible PCS devices.

- Call security and privacy: The VoiceStream Smart Card, in association with GSM technology, provides increased security against fraud and eavesdropping by encoding every voice and data transmission. Each time a VoiceStream phone is turned on, information on the VoiceStream Smart Card is checked to ensure that it is a genuine subscription card. A Personal Identification Number ("PIN") can be stored on the Smart Card to prevent the use of stolen or lost cards or phones. In addition, each transmission is sent using a random code, making eavesdropping and over-the-air theft of phone and identification numbers extremely difficult. Only VoiceStream switches can read the encoded information, and therefore attempts to break into the system are more likely to be detected and eliminated.

- Over-the-air activation and over-the-air customer profile management: We are able to transmit changes in the customer's feature package, including mobile number assignment and personal directory numbers, directly to the customer's handset or wireless data device.

- Handsets and wireless data devices: We do not manufacture the handsets or wireless data devices used in our operations. The high degree of compatibility among different manufacturers' handsets and wireless data devices allows us to operate without being dependent upon any single source of such devices. We purchase handsets and wireless data devices primarily from major vendors including Motorola Inc., Samsung Electronics Co., Ltd. and Nokia Mobile Phones, Inc. A growing number of new vendors also manufacture specialized mobile data transmission devices including Palm and Windows-based PDAs, laptop data cards and other devices. These new devices will complement our high-speed wireless data services and will be introduced throughout the next year, as quantities are available.

Markets and systems

      We currently own 344 PCS licenses covering over 237.9 million people. Together with Powertel, and through joint ventures in which we and Powertel have non-controlling ownership interests, we hold additional spectrum in 71 license areas covering 27.2 million people for a combined total of 265.1 million people, or 96% of the United States population. We also have a pending acquisition of a non-controlling interest in a new corporation that will control several PCS and cellular licenses in Puerto Rico. In exchange for this equity interest, we will contribute two PCS licenses, namely San Juan, PR (which we currently own) and Mayaguez, PR (over which we anticipate acquiring control during the second half of 2002), covering 3.9 million people. Additionally, we, together with the joint ventures noted above, have pending acquisitions of nine additional licenses covering 0.6 million people.

      We are one of the six largest, nationwide, PCS service providers, currently operating in 20 of the top 25 markets and 37 of the top 50 markets in the United States. Through our ownership of licenses as noted above, we have a covered population of 133.5 million people. Together with Powertel, and through joint ventures in which we and Powertel have non-controlling ownership interests, we have an additional covered population of 18.8 million people for a total covered population of 152.3 million people, or 54% of the United States population.

Joint ventures and other entities in which we hold interests

      We have entered into joint venture agreements and made other equity investments in operating companies primarily to obtain coverage for our customers in geographic areas where we ourselves could not otherwise obtain licenses, to share the cost of building and operating wireless networks and to promote the continued growth and expansion of GSM networks in North America. Since these entities are often in the early stages of building and operating wireless networks, they are generally expected to incur significant operating losses for an extended period of time and have significant capital requirements for the purchase of licenses and the build-out of the networks. The entities are typically funded initially with investments by the partners, but in some cases may also incur substantial third party debt to acquire licenses and build networks. Where we do not control the ventures or other entities, we generally use the equity method of accounting to reflect our interests in the results of operations of the entities. Where control exists through voting rights or other means, we consolidate the results of operations with our own.

      Cingular Joint Venture (GSM Facility)

      On November 1, 2001, pursuant to formation and contribution agreements, we entered into a joint venture with Cingular Wireless LLC ("Cingular") to share certain GSM network infrastructures in two major markets. Under the terms of the agreement, VoiceStream contributed its network assets in the New York Basic Trading Area ("BTA") and Cingular contributed its network assets in the Los Angeles and San Francisco Major Trading Areas ("MTAs") that cover most of California and parts of Nevada. VoiceStream and Cingular did not contribute licenses to the joint venture. Both VoiceStream and Cingular will independently market services under their respective brand names and bill and support their own customers in each of the markets. Network assets necessary for each party to perform proprietary customer-related functions were not contributed to the joint venture. The venture may be terminated under certain circumstances including mutual agreement of the parties. In the event the joint venture is terminated, under certain circumstances, the parties may have the right to exchange certain licenses with the other member.

      We account for the joint venture using the equity method. The joint venture will operate and continue to expand the network infrastructure in the two markets. Network operating costs incurred by the joint venture will be recovered from the partners based on the minutes of usage by the customers of each member in the respective markets. The joint venture will generate losses generally equal to the depreciation charges on network assets. Network capital costs will be shared by the members based on expected usage and will be funded through future capital contributions. Under the terms of the agreement, Cingular is required to fund the first $450.0 million of VoiceStream's share of future capital costs.

      The joint venture will enable us to enter the California market earlier and more cost effectively than would otherwise be possible. We expect to launch our services and begin adding customers in the California markets by mid 2002, provided the networks in both markets meet certain technical standards. Until we launch the market, VoiceStream's services in California will be limited to roaming for VoiceStream customers traveling from other VoiceStream markets. The pre-launch services provided by Cingular in New York will be similarly limited.

      Designated Entities

      The Federal Communication Commission ("FCC"), which regulates the sale and use of radio spectrum by which PCS service is provided in the United States, has granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own "closed" C and F Block licenses for the initial five-year period following the award of the licenses. VoiceStream does not qualify as a Designated Entity, and so in order to continue expanding service to VoiceStream customers, we currently hold non-controlling ownership interests in two companies that qualify as Designated Entities, Cook Inlet/VS GSM IV PCS Holdings, LLC ("CIVS IV") and Cook Inlet/VS GSM V PCS Holdings, LLC ("CIVS V"). These two companies (hereafter referred to as the "CIRI Designated Entities") are controlled by Cook Inlet Region, Inc. ("CIRI"). Through wholesale reseller and other contractual arrangements, VoiceStream customers can obtain service in territories covered by the C and F Block licenses that are owned and operated by the CIRI Designated Entities. Our partners in these entities have the right to put their ownership interests in these entities, to VoiceStream in exchange for cash and Deutsche Telekom stock. Subsequent to December 31, 2001, CIRI has submitted their put exercise notice to VoiceStream for the conversion of their ownership interest in CIVS IV. The exchange is pending approval by the FCC and is expected to close by the end of the second quarter, 2002.

      Other entities in which we hold interests

      We hold non-controlling interests in the following entities that provide PCS service using GSM technology: Iowa Wireless Services, L.P.; NPI-Omnipoint Wireless, LLC; Wireless Alliance, L.L.C.; D&E/Omnipoint Wireless Joint Venture, L.P. ("D&E"); and Microcell Telecommunications, Inc. ("Microcell"), a publicly traded Canadian wireless service provider. We have entered into an agreement to acquire the controlling interest in D&E, subject to FCC approval, which is expected to close by the end of the first quarter of 2002. We do not expect these entities to generate income from their operations in the foreseeable future due to the high level of capital expenditures and high costs associated with expansion and operation of their networks.

THE WIRELESS COMMUNICATIONS INDUSTRY

      Overview

      Since its introduction in 1983, wireless service in the United States has grown dramatically. The Cellular Telecommunications & Internet Association reports that there were 118 million wireless subscribers in the United States as of June 30, 2001. This represents a nationwide penetration rate of wireless services of more than 40%. The wireless communications industry generally includes one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular, PCS and enhanced specialized mobile radio ("SMR") networks. Wireless communications systems use a variety of radio frequencies to transmit voice and data signals, which are licensed in distinct radio frequency blocks.

      PCS uses digital technology, which converts voice or data signals into a stream of digits that are compressed before transmission. A single radio channel may carry multiple simultaneous signal transmissions, enhancing capacity and allowing digital-based wireless carriers to offer new and enhanced wireless services. Such services include robust data transmission features, which allow "mobile office" applications such as facsimile, e-mail, wireless connections to computer/data networks, Internet capabilities and improved conversation privacy. Packet-switched digital technology, which underlies GPRS, further provides for substantially higher data transmission rates and continuous connectivity to data networks.

      As further discussed below, PCS competes directly with existing cellular telephone and data services, paging and SMR services. Cellular service initially used only analog-based technology, however, some carriers now provide both digital-based voice and wireless data services utilizing the cellular frequency band. Analog cellular providers generally offer a more limited number of voice features and do not offer the robust data transmission features available with digital technologies. PCS is increasingly competing with wired local communications services as PCS costs decline and the quality and range of services increases.

      Operation of wireless communications systems

      Wireless communications system service areas, whether cellular or PCS, are divided into multiple "cells." In both cellular and PCS systems, each cell contains a transmitter, a receiver and signaling equipment (collectively referred to as the "cell site"). The cell site is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the wireless communications system for the entire service area. The signal strength of a transmission between a handset or wireless data device and a cell site declines as the handset or wireless data device moves away from that cell site. The system coordinates all aspects of call transmission to and from handsets and wireless data devices and ensures the "hand off" of calls to other cell sites, which prevents calls from being dropped as customers travel between coverage areas of individual cell sites. Wireless communications providers also establish interconnection agreements with local exchange carriers ("LECs") and interexchange carriers.

      Wireless system operators often enter into "roaming" agreements by which the operators will provide service to customers of other wireless service providers with compatible wireless systems who are temporarily located in or traveling through their service areas and where the customer's provider does not have service. Although PCS and cellular systems utilize similar technologies and hardware, they generally operate on different frequencies and use different technical and network standards. Dual-mode handsets, however, make it possible for users of one type of system to "roam" on a different type of system outside of their service area.

      PCS systems operate under one of three principal digital signal transmission technologies, or standards, that have been deployed by various operators and vendors: GSM, Time Division Multiple Access ("TDMA"), or Code Division Multiple Access ("CDMA").

      GSM is the most widely used wireless technology in the world, serving over 600 million customers. It offers an open system architecture, is supported by a variety of vendors and allows GSM operators to achieve cost economies in infrastructure and mobile terminal equipment. GSM provides the benefit of a single phone number and transparent services on a global roaming basis. GSM also has high capacity, high voice quality and utilizes industry-leading encryption and authentication technology that provides customers with a high level of subscription and conversation privacy. GSM has always supported wireless data and currently supports high-speed wireless packet-based data transmission. This allows GSM operators to provide customers with enhanced Internet and mobile data services.

      CDMA has been widely deployed in North America and parts of Asia. It has easier interoperability with North American analog cellular systems than GSM. It uses a closed architecture, and is dependent upon intellectual property rights owned by a few manufacturers, that increases the cost of network equipment, handsets and wireless data devices. It has limited global deployment, thus limiting the customer's ability to use services based upon CDMA technology outside of the United States.

      GSM and TDMA are both based upon time-division of spectrum and are currently incompatible with each other and with CDMA. Accordingly, a customer on a system that utilizes GSM technology is currently unable to use a GSM handset or wireless data device when traveling in an area not served by GSM-based PCS operators, unless the subscriber carries a dual-mode handset or wireless data device. Such handsets and wireless data devices are expected to be commercially available in late 2002. Under a Memorandum of Understanding between GSM operators in the United States and Canada and the association of TDMA operators in the United States and Canada, there are plans to promote the interoperability of GSM and TDMA standards.

      Competition

      We operate in highly competitive markets. Competition for customers among wireless licensees is principally based upon the selection of services and features offered, the technical quality of the wireless systems, customer service, system coverage, capacity and price. The FCC's allocation of spectrum currently provides for at least six PCS licenses in each geographic area that may be held by a minimum of three separate PCS licensees, and two cellular licensees in each market. There is currently a spectrum cap that limits the amount of spectrum that a licensee can hold in any one market to 55MHz. This cap will be removed on December 31, 2002, which may lead to further consolidation of PCS service providers.

      Our principal competitors are the national PCS and cellular providers in our markets, many of which have been operational for a number of years. Earlier market entry by these competitors often provided them the opportunity to gain greater coverage within individual markets and larger customer bases. Most of these competitors provide services in a large number of markets, enabling them to offer no or low cost roaming and toll calls. Many of our competitors in the national market provide services comparable to our PCS services and have the advantages of greater geographical coverage and more customers. These competitors include Verizon Wireless, Inc.; Cingular; AT&T Wireless Services, Inc. ("AT&T Wireless"); Sprint Spectrum L.P. ("Sprint PCS"); and Nextel Communications, Inc. We also compete with local or regional PCS providers, paging, dispatch, cellular, wireless service resellers and landline telephone service providers. We also face increased competition from entities providing similar services using other currently operational technologies or developing new technologies for use in the future.

      GSM technology, which has not historically been widely deployed by North American wireless operators, is based on a different network protocol than other North American standards. Thus, our customers may not be able to roam conveniently or at all on other PCS or cellular systems while traveling in areas of North America outside our service areas. Our principal PCS competitors generally use standards other than GSM. For example, Sprint PCS uses the CDMA standard, and AT&T Wireless and Cingular use the TDMA standard. However, AT&T Wireless and Cingular have begun overlaying their TDMA networks with GSM networks and have recently announced a proposed joint venture to further expand their GSM networks. We expect that the expansion of the GSM networks by these competitors will make it possible for our customers to have expanded roaming capabilities.

      The FCC generally requires all cellular and PCS licensees to provide service to resellers. A reseller of wireless service buys blocks of telephone numbers and capacity from licensed wireless carriers and then resells those services to its own customers. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with us. The obligation of PCS licensees to provide service to resellers terminates on November 24, 2002.

      Additional competition to our PCS services may come from Wireless Communications Services ("WCS"), which can provide fixed or mobile telecommunications service, SMR service, and local multipoint distribution service ("LMDS"). We currently hold nine WCS licenses and numerous LMDS licenses and will compete in that market. SMR dispatch system operators have constructed digital mobile communications systems on existing SMR frequencies in many cities throughout the United States, including some of the markets in which we operate. We cannot foresee how technological progress or economic incentives will affect competition for these new services or from the auction of new spectrum for competitive wireless services. In all instances, the FCC reserves the right to amend or repeal its service regulations and auction schedules.

GOVERNMENTAL REGULATION

      Our telecommunications systems and operations are regulated by the FCC pursuant to the Communications Act of 1934 (the "Communications Act") and the Telecommunications Act of 1996 (the "Telecommunications Act") (collectively, the "Acts").

      The FCC allocates licenses for radio frequency spectrum through competitive bidding, or auctions. The FCC generally allows all qualified applicants to bid on PCS licenses, with the exception of certain PCS licenses that are reserved for Designated Entities. The FCC has divided the United States into separate PCS geographic markets, with six or more PCS licenses on separate frequencies in each market. Licensees are generally allowed to divide their licenses further, either spectrally ("disaggregation"), or geographically ("partitioning"), or both, in private transactions after an auction, subject to certain restrictions. PCS licensees are also subject to other FCC rules and various recent industry developments that may affect our business operations as follows:

- FCC wireless spectrum cap: A single person or entity (or related group) currently can hold an attributable interest in PCS, cellular and SMR licenses totaling no more than 55 MHz in all markets where there is a significant overlap in a particular geographic area. The FCC raised the restriction from 45 MHz in urban markets to 55 MHz for all markets during 2001, and the entire restriction will expire on December 31, 2002.

- Renewal and construction requirements of PCS licenses: PCS licenses have a ten-year term, after which they must be renewed with the FCC. The renewal generally will be granted to a PCS licensee that has: (1) provided substantial service during its past license term and (2) substantially complied with applicable FCC rules and policies and the Acts. The FCC also mandates that PCS licensees construct facilities that provide adequate service to a certain percentage of the population of their licensed service areas within five, and in some cases, ten years of the initial license grant. Failure to meet these construction deadlines may result in forfeiture of the license.

- Compliance with antenna structure and other technical requirements: PCS systems are subject to certain Federal Aviation Administration regulations with respect to location, lighting and construction of transmitter towers and antennas and are subject to regulation under the National Environmental Policy Act and environmental regulations of the FCC. The FCC also mandates various technical parameters, and state or local zoning and land use regulations also apply to wireless systems.

- Transfers and assignments of PCS licenses: Subject to certain exceptions, the FCC's approval must be obtained prior to assigning or transferring control of a PCS license. Any acquisition or sale of licenses may also require prior review by the Federal Trade Commission and the Department of Justice if the transaction is over a certain size, as well as state or local regulatory authorities having competent jurisdiction.

            FCC rules restrict the voluntary assignment or transfer of control of Designated Entity licenses. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the FCC's Designated Entity eligibility criteria for holding such licenses. However, a licensee may assign or transfer control of a Designated Entity license to a non-Designated Entity within the five year restricted period if it has satisfied the first construction benchmark for the license. Upon transfer or assignment of a Designated Entity license to a non-Designated Entity during the initial license term, any installment payment plans are accelerated, and during the first five years of the initial license term, all or a portion of any bidding credits received by the Designated Entity must be forfeited. The FCC has authority to conduct random audits to ensure that licensees are in compliance with the FCC's Designated Entity eligibility rules, and any violations could result in license revocations, forfeitures or fines.

- Relocation of microwave incumbents: The spectrum acquired by a PCS licensee may be encumbered by the fixed microwave systems of existing licensees. In order for the PCS licensees to operate their PCS systems, they may need to relocate these incumbent microwave licensees to other spectrum. The FCC has adopted transition and cost sharing plans to facilitate the relocation of incumbents and to ensure that subsequent PCS licensees that benefit from the earlier relocation by another carrier share the cost of the relocation. The transition and cost sharing plans expire on April 4, 2005, after which any remaining incumbents in the PCS spectrum band will be responsible for their own relocation costs.

- Foreign ownership: The Communications Act limits direct foreign ownership in a FCC license to 20 percent. The Communications Act also mandates that no more than 25 percent of a FCC licensee's capital stock may be indirectly owned or voted by non-United States citizens or their representatives, by a foreign government, or by a foreign corporation, absent a FCC finding that a higher level of foreign ownership is not inconsistent with the public interest. Indirect ownership in excess of 25 percent by persons or entities from countries that are signatories to the World Trade Basic Telecom Organization Agreement are presumed to be in the public interest. However, the FCC has the right to attach additional conditions to a grant of authority, and, in the exceptional case in which an application poses a very high risk to competition, to deny an application. In connection with the T-Mobile merger, the FCC authorized VoiceStream to have 100 percent indirect foreign ownership.

- Enhanced 911: The FCC has established timetables for making emergency 911 services available by cellular, PCS, and other mobile service providers, including enhanced 911 ("E911") services that provide the caller's telephone number, location and other useful information. This requirement extends to callers with speech or hearing disabilities; however, digital wireless service providers need not be capable of transmitting 911 calls from text type ("TTY") devices until June 30, 2002.

            PCS is a type of commercial mobile radio service ("CMRS"). The FCC requires CMRS carriers to adopt either a handset-based or network-based approach for identifying the location of an E911 caller. CMRS carriers have an ongoing obligation to comply with various accuracy standards and implementation deadlines imposed by the FCC. In September 2000, the FCC granted VoiceStream a limited waiver of such accuracy standards. VoiceStream, by this waiver, is permitted to deploy a "hybrid" location solution called Enhanced Observed Time Difference of Arrival ("EOTD"), which combines both network-based and handset-based technologies, subject to certain conditions. Pursuant to the waiver, VoiceStream must meet various on-going deployment benchmarks by specific dates and must have a 95 percent penetration of location capable handsets among its subscribers by the end of 2005. VoiceStream is currently seeking approval from the FCC for a limited modification of those interim deployment benchmark dates.

- Local Exchange Carriers/CMRS interconnection: FCC rules require LECs to provide CMRS carriers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or not economically reasonable. Interconnection allows the completion of calls between wireless and wireline phones. CMRS providers are entitled to reciprocal compensation arrangements with LECs, in which CMRS providers can collect the same charges for terminating wireline-to-wireless traffic on their systems that the LECs charge for terminating wireless-to-wireline calls, and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. There is an on-going FCC rulemaking proceeding to reexamine all of its currently regulated forms of intercarrier compensation, including the existing reciprocal compensation mechanism for LEC-CMRS interconnection, which may result in substantial modification of the FCC's interconnection rules, and may materially affect our business. The impact of such modifications cannot be determined until the FCC issues its decision in this proceeding.

- Universal service: The goal of universal service is to ensure the provision of basic and enhanced telecommunications services to all areas in the United States, including high-cost and low-income areas. Wireless service providers are eligible to receive universal service subsidies, but also are required to contribute to both federal and state universal service funds. For the fourth quarter of 2001, the FCC's universal service contribution factor amounted to 6.9 percent of interstate and international telecommunications revenues. Many states are also developing state universal service fund programs to which CMRS carriers are required to contribute.

- Wireless local number portability: CMRS carriers must provide wireless local number portability ("LNP"), which enables customers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider. CMRS carriers are required to implement LNP in the top 100 Metropolitan Statistical Areas by November 24, 2002. The FCC is currently considering a petition filed by another carrier that seeks permanent forbearance for CMRS carriers from LNP.

- CALEA: The Communications Assistance for Law Enforcement Act ("CALEA") requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials' use of wiretaps and like devices to intercept or isolate customer communications. Although all CMRS carriers must comply with CALEA, the FCC has temporarily suspended some of its CALEA related rules because of a decision by the Court of Appeals for the District of Columbia questioning the adequacy of those rules.

- CMRS automatic roaming: The FCC is currently considering whether it should adopt "automatic" roaming rules for CMRS carriers and phase out the current "manual" roaming requirement. Manual roaming requires the customer to take additional action to establish a contractual relationship with a host carrier to carry a call that is placed outside the customer's home area. Most wireless carriers have already entered into voluntary automatic roaming agreements with other carriers so that their customers do not have to take such additional steps. The FCC has not yet issued a decision on this matter.

-     Health effects of wireless handsets, wireless data devices and cell sites:
      Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Research and studies are ongoing. Whether or not such research or studies conclude there is a link between radio frequency emissions and health, these concerns over radio frequency emissions may discourage the use of handsets and wireless data devices and may result in significant restrictions on the location and operation of cell sites, all of which could have a material adverse effect on VoiceStream's results of operations. VoiceStream is also subject to current, and potential future, litigation relating to these health concerns. Several class action lawsuits have been filed against VoiceStream, several other wireless service operators and several wireless phone manufacturers, asserting product liability, breach of warranty and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. The complaints seek substantial monetary damages as well as injunctive relief. The defense of these lawsuits may divert our management's attention, and we may be required to pay significant awards or settlements, and may incur significant expenses in defending these lawsuits.

            VoiceStream may be subject to potential litigation relating to the use of handsets and wireless data devices while driving. Some studies have indicated that using these devices while driving may impair drivers' attention. Litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of use of these devices by a driver could result in significant monetary damages awards and adverse publicity.

            Legislation regarding the use of handsets and wireless data devices while driving may adversely affect us. Legislation has been proposed in the United States Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. To date, the State of New York and a small number of localities in the United States have passed such laws, and similar laws have been enacted in other countries. These laws, or if passed, other laws prohibiting or restricting the use of wireless phones while driving, could reduce sales, usage and revenues, any or all of which could have a material adverse effect on our operations.

- Regulation on the state and local level: Although the Acts generally preempt state and local governments from regulating the entry of, or the rates charged by, wireless carriers, some state public service commissions have taken action to regulate other aspects of wireless operations, including customer billing, termination of service arrangements, advertising, the filing of "informational" tariffs and certification of operations. At the local level, wireless facilities typically are also subject to zoning and land use regulation, and may be subject to fees for use of public rights-of-way.

- NextWave litigation: On January 26, 2001, upon completion of the FCC's Auction 35 bid process, we were the high bidder on 19 PCS licenses with bids totaling $482.7 million. Additionally, CIVS V, a Designated Entity in which we hold a non-controlling ownership interest, was the high bidder on 22 PCS licenses with bids totaling $506.4 million. Certain of these licenses have been granted. The ungranted licenses, for which we and CIVS V were the high bidders, were originally held either by NextWave Communications, Inc. ("NextWave") or Urban Communicators PCS Limited Partnership, both of which had declared bankruptcy. Pending administrative and judicial challenges related to the auction process, including a decision issued by the United States Court of Appeals for the District of Columbia Circuit on June 22, 2001, have prevented the grant of these licenses to the high bidders. The FCC, Nextwave and major auction participants had been pursuing a settlement that would result in a grant of these licenses to the high bidders; however, the settlement discussions have been suspended, and the status of any settlement and when or if the Auction 35 high bidders will receive the remaining licenses are uncertain.

- Leasing of spectrum: The FCC initiated a proceeding in late 2000 examining whether it should allow the leasing of spectrum to third parties either on a temporary or long-term basis to ease the current spectrum shortage faced by many carriers. The FCC's proposal would allow certain wireless licensees to enter into a variety of arrangements with third parties without the FCC's prior approval for assigning or transferring control of a license. The FCC has not yet issued a decision on this matter.

EMPLOYEES AND LABOR RELATIONS

      We consider our labor relations to be good. None of our employees are covered by collective bargaining agreements.

      As of January 31, 2002, we had a total of 17,796 employees working in the following areas:

                                                                     NUMBER OF
        CATEGORY                                                     EMPLOYEES
        --------                                                    ------------
        Sales and marketing ...................................            4,582
        Engineering and network operations ....................            2,139
        General and administration ............................              688
        Headquarters and customer service .....................           10,387
                                                                    ------------
                                                                          17,796
                                                                    ============

     This includes former employees of Powertel which became VoiceStream employees in 2001. Of these employees, 2,242 perform services exclusively for Powertel, and their compensation and benefit costs are being charged directly to Powertel.

ITEM 2. PROPERTIES

      We operate 540 retail stores, including 110 Powertel stores, all of which are leased. The leases expire between February 2002 and February 2012.

      We operate 15,453 microwave, cell and switching equipment sites, including 2,235 Powertel sites. The majority of our sites are leased for an initial five-year period, with renewal options for up to five additional five-year periods.

      Our corporate headquarters consists of leased office space in three buildings in Bellevue, Washington, occupying 344,435 combined square feet. The leases expire between May 2005 and October 2010.

      We maintain 12 customer service centers occupying over 425,000 combined square feet in leased premises located in the following cities, one of which is maintained by Powertel:

          Albuquerque, NM                           Bethlehem, PA
          Bellingham, WA                            Fort Lauderdale, FL
          Salem, OR                                 Lenexa, KS
          Wichita, KS                               Tampa, FL
          Colorado Springs, CO                      Thorton, CO
          Nashville, TN                             Jacksonville, FL

      The leases expire between February 2004 and January 2017.

      We lease or own 63 sales and administrative offices and five locations for inventory storage and distribution, including 11 offices and inventory storage and distribution locations owned or leased by Powertel. The leases expire between February 2002 and January 2010.

ITEM 3. LEGAL PROCEEDINGS

      Except as referenced in the next sentence, there are no material, pending legal proceedings to which we or our affiliates is a party or of which any of our or their property is subject which, if adversely decided, would have a material adverse effect on our financial position, results of operations or cash flows. For discussion of certain legal proceedings relating to FCC license grants, see "Item 1. Business -- Governmental Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (Omitted pursuant to General Instruction I (2).)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (Omitted pursuant to General Instruction I (2).)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      (Omitted pursuant to General Instruction I (2).)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (Abbreviated pursuant to General Instruction I (2). As a result, all comparisons presented are full year 2001 to full year 2000 results unless otherwise indicated.)

      The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, sales and marketing programs and incentives, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions.

      We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize service revenues based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, actual write-offs may be higher than expected. We record accruals associated with sales and marketing promotions and incentives. These accruals are based primarily on historical take-rates of similar promotions or offers. When recording depreciation expense associated with our wireless communications equipment, we use estimated useful lives. As a result of changes in technology and industry conditions, we periodically evaluate the useful lives of our wireless communications equipment. These evaluations could result in a change in useful lives in future periods. We hold non-controlling investments in several entities for which we apply the equity or cost method of accounting. We record impairments associated with these investments when we determine that the market value of the investment is below our net book value and the decline is deemed to be other than temporary. Volatility in market prices of these investments, or poor operating performance of these entities could result in the future values of these investments declining below our carrying value.

OVERVIEW

      We provide PCS services using GSM technology primarily in urban markets in the United States through the ownership and operation of PCS licenses and through contractual relationships with entities in which we have non-controlling ownership interests that own and operate similar licenses. Certain centralized costs are incurred by VoiceStream and are allocated to Powertel, a subsidiary of T-Mobile. Such allocations include the costs of customer service operations, accounting and other administrative functions. These costs are allocated to the respective operational units in a manner that reflects the relative time and associated costs devoted to each of the operational units.

      The following discussion highlights the key events in the periods covered by these financial statements:

      On February 25, 2000, pursuant to a reorganization agreement approved by the shareholders of VS Washington and Omnipoint, VoiceStream, as a holding company, became the parent of VS Washington and of Omnipoint. On May 4, 2000, VoiceStream completed the acquisition by merger of Aerial. On December 14, 2000, we acquired controlling interests in VS PCS, VS GSM, VS GSM II and VS GSM III. On February 14, 2001, we acquired the remaining minority interests in VS PCS and VS GSM. The operations of these entities are included in our results of operations subsequent to the closing date of the respective acquisitions.

      On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of VoiceStream in a transaction that qualified as a tax-free reorganization. Following the closing of the merger, Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile (referred to herein as the "T-Mobile merger"). T-Mobile is a wholly-owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's principal GSM wireless operations in Europe and the United States.

      The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The consolidated financial statements of VoiceStream for the year ended December 31, 2001 are presented as two distinct periods, the five months prior to the merger, and the period from June 1, 2001 to December 31, 2001, subsequent to the merger. The following discussion and analysis refers to the results and activities for the year ended December 31, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

      For further discussion of our business, see Item 1.

      Operating markets

      We commenced operations in 1996 in various markets in the western United States and have expanded operations through the addition of numerous new markets in subsequent years. Through the Omnipoint, Aerial and CIRI Designated Entity acquisitions, we have added operational markets at varying stages of maturity and have converted the former Omnipoint and Aerial markets to the VoiceStream brand and otherwise integrated the operations of the acquired businesses. Due to these factors, revenues and expenses recognized during any period may not be comparable to other periods and may not be representative of future operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

The following table sets forth certain financial data as it relates to our operations (dollars in thousands):

                                           YEARS ENDED DECEMBER 31,
                                         -----------------------------
                                           2001 (1)           2000           CHANGE          % CHANGE
                                         ------------     ------------     ------------     ------------
Revenues:
  Subscriber revenues ...............    $  2,346,471     $  1,172,748     $  1,173,723            100.1%
  Prepaid revenues ..................         404,109          237,079          167,030             70.5%
  Roamer revenues ...................         175,229          110,245           64,984             58.9%
  Equipment sales ...................         386,559          281,130          105,429             37.5%
  Affiliate and other revenues ......          66,933          133,871          (66,938)           (50.0%)
                                         ------------     ------------     ------------     ------------
     Total revenues .................       3,379,301        1,935,073        1,444,228             74.6%
                                         ------------     ------------     ------------     ------------
Operating expenses:
  Cost of service ...................         757,705          526,493          231,212             43.9%
  Cost of equipment sales ...........         739,337          513,955          225,382             43.9%
  General and administrative ........       1,137,408          689,994          447,414             64.8%
  Sales and marketing ...............       1,242,012          796,272          445,740             56.0%
  Depreciation and amortization .....       2,091,345          810,827        1,280,518            157.9%
  Stock-based compensation ..........          12,080           51,029          (38,949)           (76.3%)
                                         ------------     ------------     ------------     ------------
     Total operating expenses .......       5,979,887        3,388,570        2,591,317             76.5%
                                         ------------     ------------     ------------     ------------
Operating Loss ......................      (2,600,586)      (1,453,497)      (1,147,089)            78.9%
Other income (expense) ..............        (600,947)        (628,357)          27,410             (4.4%)
Income tax benefit ..................         587,831               --          587,831            100.0%
                                         ------------     ------------     ------------     ------------
Net loss ............................    $ (2,613,702)    $ (2,081,854)    $   (531,848)            25.5%
                                         ============     ============     ============     ============

Adjusted EBITDA .....................    $   (497,161)    $   (591,641)    $     94,480            (16.0%)
                                         ============     ============     ============     ============

Cash flows provided by (used in):

  Operating activities ..............    $   (895,154)    $ (1,214,426)    $    319,272            (26.3%)
                                         ============     ============     ============     ============
  Investing activities ..............    $ (1,065,734)    $ (4,073,661)    $  3,007,927            (73.8%)
                                         ============     ============     ============     ============
  Financing activities ..............    $    805,992     $  6,207,550     $ (5,401,558)           (87.0%)
                                         ============     ============     ============     ============

Other Data:
Licensed population .................     237,894,000      230,803,000        7,091,000              3.07%
Covered population ..................     133,500,000      107,601,000       25,899,000             24.07%

Subscribers/Users:
Post pay subscribers ................       4,557,900        2,908,000        1,649,900             56.7%
Prepaid users .......................       1,261,100          971,000          290,100             29.9%

-----------

(1) Reflects the combination of results for the five months ended May 31, 2001 and the seven months ended December 31, 2001.

REVENUES

      The overall $1.4 billion (92%) increase in service revenues (subscriber, prepaid and roamer revenues) to $2.9 billion in 2001 is due primarily to internal growth in both existing VoiceStream markets and the markets obtained through the acquisitions of Omnipoint on February 25, 2000, Aerial on May 4, 2000 and controlling interests in four of the CIRI Designated Entities on December 14, 2000. The increase is also due to the launch of several new markets in the central United States, including Chicago, in 2001.

      Post pay service revenues increased $1.2 billion (100.1%) to $2.3 billion in 2001. The increase is primarily the result of growth in our post pay subscriber base from 2,908,000 at December 31, 2000 to 4,557,900 at December 31, 2001. This net increase of 1,649,900 subscribers in 2001, due almost entirely to internal growth, compares to 2,062,300 subscribers added during 2000, of which 757,000 were from the acquisitions noted above. The high rate of post pay subscriber growth is attributable primarily to our competitive rate plan offerings and the success of our advertising campaigns.

      Prepaid service revenues increased $167.0 million (70.5%) to $404.1 million in 2001. Our prepaid customers grew to 1,261,100 at December 31, 2001 from 971,000 at December 31, 2000. There were 290,100 prepaid customers added net during 2001, none of which were from acquisitions, compared to 961,300 net additions during 2000, of which 714,200 were from acquisitions. The lower rate of growth in prepaid customers reflects our business strategy that emphasizes post pay subscriber growth.

      We believe our "Get More" marketing strategy, including our advertising campaign featuring Jamie Lee Curtis, and the associated pricing strategy that was initiated in the second quarter of 1998, has contributed to the rapid subscriber growth throughout all of our markets. As a result of our merger with T-Mobile, we are leveraging the success of our "Get More" marketing strategy in the United States to introduce "Global Wireless by T-Mobile" as part of the VoiceStream brand logo. We plan to phase out the VoiceStream brand name by the end of 2002, forming a cohesive international wireless brand using the T-Mobile name. We believe the continued use of our "Get More" strategy, combined with the introduction and use of the global T-Mobile brand, will positively affect our subscriber growth.

      Total service revenue per average customer ("ARPU") was $50.17 in 2001, as compared to $49.30 in 2000. The increase in ARPU in 2001, as compared to 2000, is largely due to the increase in the proportion of post pay subscribers in the customer base from 75.0% at December 31, 2000 to 78.3% at December 31, 2001. Post pay ARPU increased from $49.53 in 2000 to $52.23 in 2001 as a result of certain high ARPU eastern markets representing a higher proportion of revenues and subscribers in 2001, while prepaid ARPU decreased from $33.12 in 2000 to $30.17 in 2001 due to additional competition in the prepaid market.

      Roamer revenues increased $65.0 million (58.9%) to $175.2 million in 2001. The increase is primarily due to the expansion of our network and new market launches which expanded our coverage area in 2001, relative to 2000.

      Equipment sales increased $105.4 million (37.5%) to $386.6 million in 2001. The increase is primarily due to subscriber growth in 2001, partially offset by lower revenue per unit as a result of competitive pricing primarily during the third and fourth quarters of 2001.

      Affiliate and other revenues decreased $66.9 million (50.0%) to $66.9 million in 2001. This revenue is primarily related to technical service agreements and reciprocal wholesale agreements with unconsolidated CIRI Designated Entities. The parties to these agreements are able to utilize air time on each other's spectrum, and/or utilize wireless network infrastructure, in certain agreed upon markets. Each party acts as a reseller for the other with related fees charged and paid between the parties. Affiliate revenues decreased in 2001 because we hold an interest in only one such unconsolidated entity during 2001, as compared to four during most of 2000, prior to our acquisition of the controlling interests in December 2000.

OPERATING EXPENSES

      Cost of service expenses represent network operating expenses incurred in operational markets including the cost of interconnection with LEC facilities, direct cell site costs (property taxes, insurance, site lease, utilities, and repair and maintenance expenses), third party roaming costs and long distance toll costs. The increase of $231.2 million (43.9%) to $757.7 million in 2001, is primarily due to the geographic expansion of our network and increases in network capacity to service our growing customer base. Cost of service as a percentage of service revenues decreased to 25.9% in 2001 from 34.6% in 2000, primarily due to a decrease in fees related to the technical service agreements and reciprocal wholesale agreements, as discussed above, with certain unconsolidated CIRI Designated Entities. Excluding these fees, cost of service as a percentage of service revenues was 24.5% and 25.6% in 2001 and 2000, respectively, reflecting efficiencies gained from the growing subscriber base. While cost of service expenses are expected to increase due to continuing growth in our subscriber base, we expect cost of service as a percentage of service revenues to generally trend downward as more subscribers are added in newly launched markets and greater economies of scale are realized.

      Cost of equipment sales increased $225.4 million (43.9%) to $739.3 million in 2001 primarily due to the increase in the number of handsets and wireless data devices sold. The volume increase correlates with the growth in our customer base. Although customers generally are responsible for purchasing or otherwise obtaining their own handsets or wireless data devices, we sell this equipment below cost to respond to competition for new customers. We expect these subsidies to remain common industry practice for the foreseeable future.

      General and administrative expenses increased $447.4 million (64.8%) to $1.1 billion in 2001. On a per average customer per month basis, general and administrative expenses decreased to $19.50 in 2001 from $22.38 in 2000. The decrease in 2001 is primarily attributable to improved economies of scale realized in our administrative functions following the integration of Omnipoint and Aerial and reductions in the costs associated with integrating the acquired companies. While general and administrative expenses are expected to increase due to continuing growth in customers, we expect the cost per customer to continue trending downward as greater economies of scale are realized.

      Sales and marketing costs increased $445.7 million (56.0%) to $1.2 billion in 2001. This increase is attributable to greater sales commissions and other compensation costs associated with our continued subscriber growth, together with additional advertising and other promotional expenses to launch new markets, including Chicago, which is our largest market launch to date. Sales and marketing costs per customer added, commonly referred to as Cost per Gross Add ("CPGA"), which includes the loss on equipment sales, totaled $344 in 2001, as compared to $370 in 2000. CPGA has been on a downward trend since 1998 with the current year decline reflecting the economies of marketing on a national scale. The current year decline also reflects the absence in 2001 of significant brand conversion costs related to the companies acquired in 2000. Sales and marketing cost per net customer added, including the loss on equipment sales, was $833 in 2001, as compared to $660 in 2000. The increase in 2001 is largely due to higher customer turnover, especially with respect to our prepaid customers.

      Depreciation and amortization expense increased $1.3 billion (157.9%) to $2.1 billion in 2001. This increase is primarily due to amortization expense related to the fair value adjustments related to the T-Mobile merger, which increased the recorded value of our intangible assets, including licenses, goodwill, tradename and subscriber list on June 1, 2001. Amortization expense also increased due to the change in the amortization period of licenses from 40 years prior to the T-Mobile merger, to 20 years subsequent to the merger. Depreciation and amortization charges are also trending upward due to our increasing asset base arising from acquisitions and capital expenditures related to the on-going expansion of our wireless network.

      Stock-based compensation expense decreased $38.9 million (76.3%) to $12.1 million in 2001. The 2000 expense included $35.4 million for restricted stock granted to certain executive officers of VoiceStream at the time the Deutsche Telekom merger agreement was signed. These restricted stock grants were contingent on the achievement of certain corporate performance goals and were fully earned and expensed in 2000. In 2001, a non-cash accrual for stock-based compensation of $44.6 million was established to record the fair value of unvested stock options assumed in the T-Mobile merger. Compensation related to these options is being amortized over the remaining vesting period. As of December 31, 2001, $35.9 million of deferred compensation remains unamortized.

ADJUSTED EBITDA

      Adjusted EBITDA represents operating loss before depreciation, amortization and non-cash stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information on our operating results, our ability to service our long-term debt and other fixed obligations and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

      Adjusted EBITDA loss decreased $94.5 million (16.0%) to $497.2 million in 2001. The Adjusted EBITDA loss for 2001 includes $73.2 million in retention and bonus expenses related to the T-Mobile merger. Adjusted EBITDA loss as a percentage of revenue fell to 14.7% in 2001 including the merger related retention and bonus expenses, and 12.5% excluding those expenses, compared to 30.6% in 2000. The decrease in Adjusted EBITDA loss in 2001 is due to several factors including economies of scale, reduced costs associated with the integration of acquired companies and the earnings leverage achieved as the number of new customers added becomes proportionately smaller relative to the greater size of our customer base. This last factor results in sales and marketing costs growing at a lower rate than revenues, reducing the Adjusted EBITDA loss.

      The following table reconciles our Adjusted EBITDA loss as discussed above, to our net loss (dollars in thousands):

                                          YEARS ENDED DECEMBER 31,
                                       ------------------------------
                                           2001             2000
                                       ------------     ------------
Adjusted EBITDA loss.................  $   (497,161)    $   (591,641)
  Depreciation and amortization......    (2,091,345)        (810,827)
  Stock-based compensation...........       (12,080)         (51,029)
  Other income (expense).............      (600,947)        (628,357)
  Income tax benefit.................       587,831               --
                                       ------------     ------------
Net loss.............................  $ (2,613,702)    $ (2,081,854)
                                       ============     ============


OTHER INCOME (EXPENSE) AND NET OPERATING LOSS CARRYFORWARDS

      Interest and financing expense, net of capitalized interest, decreased $28.6 million (6.0%) to $449.0 million in 2001, primarily due to a decrease in the average interest rate of our debt in the second half of 2001, as we replaced third party debt with notes payable to Deutsche Telekom bearing interest at lower rates. The weighted average effective interest rate, before capitalized interest, was 7.9% in 2001, as compared to 10.4% in 2000.

      Included in other income (expense) in 2001 is $120.4 million of costs to complete the T-Mobile merger. Also included in other income (expense) is equity in net losses of unconsolidated affiliates, which decreased $126.0 million (54.0%) to $107.5 million in 2001. Equity in net losses of unconsolidated affiliates decreased because we have an interest in only one unconsolidated CIRI Designated Entity in 2001, as compared to four during 2000, partially offset by an increase in losses related to our investment in Microcell during 2001.

      We had approximately $8 billion of net operating loss carryforwards ("NOLs") at December 31, 2001, which expire between 2008 and 2021. As a result of the T-Mobile merger, our FCC licenses were recorded at fair value giving rise to a deferred tax liability of $4.2 billion. An income tax benefit of $587.8 million has been recorded in 2001 due to the net deferred tax liability position. Prior to the T-Mobile merger, management believed that available objective evidence created sufficient uncertainty regarding the realization of the net deferred tax assets. Accordingly, a valuation allowance had been provided for our net deferred tax assets through May 31, 2001. Our ability to utilize the NOLs in any given year may be limited by certain events, including a significant change in ownership interest.

NET LOSS

      Our net loss increased $531.8 million (25.5%) to $2.6 billion in 2001. The increase in 2001 is due to increases in the recorded cost basis of our goodwill, licenses and other intangible assets and the related amortization expenses associated with the T-Mobile merger, together with the costs of completing the merger. These expense increases are partially offset by a $587.8 million income tax benefit related to the differences between the financial statement and tax bases of our assets following the T-Mobile merger. The net loss in 2000 was driven primarily by the cost of high customer growth as well as the costs associated with the Omnipoint and Aerial mergers and the launch of our "Get More" marketing strategy in those markets.

CAPITAL EXPENDITURES

      Capital expenditures increased $51.2 million (3.6%) to $1.5 billion in 2001 primarily for the continued build-out of our wireless network, including the Chicago market, which was launched on May 1, 2001. We expect to make significant additional capital expenditures in 2002, directly and through joint ventures in which we hold interests, for license purchases, coverage and capacity expansion of operating markets and the development and expansion of new markets. Actual capital expenditures could vary considerably depending on opportunities that arise over the course of the year and on funding availability. We expect that our future funding requirements will be provided by our parent company T-Mobile, Deutsche Telekom or its affiliates.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We expect the impact on 2002 net loss associated with the discontinuation of goodwill amortization to be a pre-tax reduction of the loss of $1.1 billion. We have not completed our initial assessment of goodwill impairment. Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on our results of operations. In connection with the upcoming implementation of SFAS No. 142, discussions are currently underway among a number of the major United States wireless carriers and the SEC regarding whether FCC wireless spectrum licenses represent indefinite lived assets subject to the provisions of SFAS No. 142. While there are some indications that treating licenses as indefinite lived assets may be appropriate, a number of related issues are being explored including how testing for impairment would be conducted. The outcome of these discussions is uncertain at this time as is the potential impact on our future results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. Based on our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We are required to adopt this statement no later than January 1, 2002. Based on our current assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our discussion below provides information about our market sensitive financial instruments and constitutes "forward looking statements", which involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

      All of our third-party long-term debt is fixed rate, and therefore we are not affected by fluctuations in interest rates relative to this debt. We are, however, subject to gains or losses resulting from changes in the fair value of the fixed rate debt if we redeem debt before the maturity date. We have approximately $1.7 billion of fixed rate debt with a weighted average interest rate of 10.9%. We do not enter into derivative instrument transactions for trading or speculative purposes. At December 31, 2001, we have $4.1 billion in variable rate long-term debt payable to affiliates. A ten percent increase in interest rates would cause approximately a $411.0 million increase in our annual interest expense related to the affiliated debt.

      The table below presents principal cash flows and the related average interest rates by expected maturity dates for certain financial instruments sensitive to interest rate fluctuations that we held at December 31, 2001 (dollars in thousands).

                                                                  YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------------------------
                                                                                                                           FAIR
                               2002         2003          2004        2005         2006       THEREAFTER      TOTAL        VALUE
                             ---------    ---------    ---------    ---------    ---------    ----------    ---------    ---------
LIABILITIES
Long-term debt fixed rate....      $--          $--          $--          $--          $--    $1,736,037    $1,736,037   $1,823,243
Avg. interest rate...........       --           --           --           --           --          10.9%           --           --
Long-term debt payable to
affiliate variable rate......      $--          $--          $--          $--          $--    $4,110,393    $4,110,393          NA
Avg. interest rate...........       --           --           --           --           --           6.4%           --           --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this item are set forth on pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by this item regarding a change in accountants is included in a Current Report on Form 8-K dated August 31, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (Omitted pursuant to General Instruction I (2).)

ITEM 11. EXECUTIVE COMPENSATION

      (Omitted pursuant to General Instruction I (2).)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (Omitted pursuant to General Instruction I (2).)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (Omitted pursuant to General Instruction I (2).)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (A)(1) Financial Statements and Financial Statement Schedules

          The financial statements and schedule listed in the Index to Consolidated Financial Statements on page F-1, which is incorporated herein by reference, are filed as part of this Form 10-K.

      (2) Exhibits

          The following documents are filed as part of this report:

--------------------------------------------------------------------------------
  Exhibit
  Numbers                          Description
--------------------------------------------------------------------------------
  3.1         Amended and Restated Certificate of Incorporation of Bega,
              Inc. (became Amended and Restated Certificate of Incorporation of VoiceStream as a result of the T-Mobile merger)
              (incorporated herein by reference to Exhibit 3.1 of
              VoiceStream Wireless Corporation's Form 10-Q filed for the quarter ended June 30, 2001).
--------------------------------------------------------------------------------
  3.2         Amended and Restated Bylaws of Bega, Inc. (became Amended and
              Restated Bylaws of VoiceStream as a result of the T-Mobile merger) (incorporated herein by reference to Exhibit 3.2 of
              VoiceStream Wireless Corporation's Form 10-Q filed for the quarter ended June 30, 2001).
--------------------------------------------------------------------------------
  4.1         Certificate of Designation for the VoiceStream Convertible
              Voting Preferred Stock (incorporated herein by reference to
              Exhibit 4.1 to VoiceStream Wireless Corporation's Current
              Report on Form 8-K (File No. 000-29667), dated October 11,
              2000).
--------------------------------------------------------------------------------
  4.2         Indenture dated as of November 9, 1999 between VoiceStream
              Wireless Corporation and Harris Trust, as Trustee, relating to the 10 and 3/8% Senior Discount Notes Due 2009 of VoiceStream
              Wireless Corporation.
--------------------------------------------------------------------------------
  4.3         Indenture dated as of November 9, 1999 between VoiceStream
              Wireless Corporation and Harris Trust, as Trustee, relating to the 11 and 7/8% Senior Discount Notes Due 2009 of VoiceStream
              Wireless Corporation.
--------------------------------------------------------------------------------
  4.4         Form of Indenture between VoiceStream Wireless Corporation and
              HSBC Bank USA, as Trustee, relating to the 11 and 1/2 % Senior
              Notes Due 2009 of VoiceStream Wireless Corporation (incorporated herein by reference to Exhibit 4.1 to Registration Statement on
              Form S-4, File No. 333-34438, filed on April 10, 2000).
--------------------------------------------------------------------------------


   (B) Reports on Form 8-K

      There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2001.

                                                                                      PAGE
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        VOICESTREAM WIRELESS CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS
                                                                                      ----
Reports of Independent Accountants................................................... F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000......................... F-5

Consolidated Statements of Operations for the period from January 1, 2001 through May 31, 2001, the period from June 1, 2001 through December 31, 2001 and the years ended December 31, 2000 and 1999. ................................. F-6

Consolidated Statements of Shareholders' Equity for the period from January 1,
    2001 through May 31, 2001, the period from June 1, 2001 through December 31,
    2001 and the years ended December 31, 2000 and 1999...... ....................... F-7

Consolidated Statements of Cash Flows for the period from January 1, 2001 through May 31, 2001, the period from June 1, 2001 through December 31, 2001 and the years ended December 31, 2000 and 1999................................... F-8

Notes to Consolidated Financial Statements........................................... F-9

Financial Statement Schedule II - Valuation and Qualifying Accounts.................. F-28

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholder of Voicestream Wireless Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Voicestream Wireless Corporation and its subsidiaries (the "Company") at December 31, 2001, and the results of their operations, cash flows and stockholders' equity for the period from June 1, 2001 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Voicestream Wireless Corporation for the years ended December 31, 2000 and 1999 were audited by other independent accountants whose report dated February 7, 2001 expressed an unqualified opinion on those statements.

      As discussed in Note 2, effective May 31, 2001, the Company was acquired and adopted a new basis of accounting whereby all assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods prior to May 31, 2001 are not comparable to consolidated financial statements presented on or subsequent to May 31, 2001.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
January 18, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Voicestream Wireless Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations, cash flows and stockholders' equity of Voicestream Wireless Corporation and its subsidiaries (the "Company") for the period from January 1, 2001 through May 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Voicestream Wireless Corporation for the years ended December 31, 2000 and 1999 were audited by other independent accountants whose report dated February 7, 2001 expressed an unqualified opinion on those statements.

      As discussed in Note 2, effective May 31, 2001, the Company was acquired and adopted a new basis of accounting whereby all assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods prior to May 31, 2001 are not comparable to consolidated financial statements presented on or subsequent to May 31, 2001.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
January 18, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VoiceStream Wireless Corporation:

      We have audited the accompanying consolidated balance sheet of VoiceStream Wireless Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VoiceStream Wireless Corporation and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington
February 7, 2001

                        VOICESTREAM WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)

                                                                                        AS OF DECEMBER 31,
                                                                                  -------------------------------
                                                                                      2001       |      2000
                                                                                  -------------  |  -------------
                                                                                                 |
                                     ASSETS                                                      |
                                                                                                 |
Current assets:                                                                                  |
     Cash and cash equivalents ...............................................    $          --  |  $   1,154,896
     Short-term investments ..................................................               --  |      1,175,636
     Accounts receivable, net of allowance for doubtful accounts                                 |
         of $119,794 and $100,600, respectively ..............................          602,767  |        469,475
     Inventory ...............................................................          153,432  |        340,284
     FCC license deposits and other current assets ...........................          308,528  |        223,634
                                                                                  -------------  |  -------------
           Total current assets ..............................................        1,064,727  |      3,363,925
                                                                                                 |
Property and equipment, net of accumulated depreciation of                                       |
     $384,372 and $740,956, respectively .....................................        3,390,103  |      3,467,550
Goodwill, net of accumulated amortization of $488,529 and                                        |
     $348,575, respectively ..................................................       16,265,790  |      9,075,605
Licensing costs and other intangible assets, net of accumulated                                  |
     amortization of $632,400 and $118,923, respectively .....................       19,487,269  |      3,827,317
Investments in and advances to unconsolidated affiliates .....................          994,976  |        498,869
Other assets and investments .................................................           37,055  |         44,477
                                                                                  -------------  |  -------------
                                                                                  $  41,239,920  |  $  20,277,743
                                                                                  =============  |  =============
                                                                                                 |
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                       |
                                                                                                 |
Current liabilities:                                                                             |
     Accounts payable ........................................................    $     198,530  |  $     150,632
     Accrued liabilities .....................................................          647,590  |        404,621
     Deferred revenue ........................................................           75,996  |         60,272
     Construction accounts payable ...........................................          348,600  |        207,462
     Current portion of long-term debt .......................................               --  |         32,113
                                                                                  -------------  |  -------------
           Total current liabilities .........................................        1,270,716  |        855,100
                                                                                                 |
Long-term debt ...............................................................        1,861,518  |      5,719,886
Long-term notes payable to affiliates ........................................        4,110,393  |             --
Deferred tax liability .......................................................        3,565,286  |             --
Other long-term liabilities ..................................................           24,336  |             --
Minority interest in equity of consolidated subsidiaries .....................           51,287  |         16,563
Preferred stock of consolidated subsidiary ...................................               --  |        312,513
                                                                                                 |
VoiceStream voting preferred stock; $0.001 par value;                                            |
     100,000,000 shares authorized; 3,906,250 shares issued and outstanding ..        5,000,000  |      5,000,000
                                                                                                 |
Commitments and contingencies (see Note 9)                                                       |
                                                                                                 |
Shareholders' equity:                                                                            |
     Common stock, $0.000001 and $0.001 par value, respectively, and paid-in                     |
        capital; 1.0 billion shares authorized, 269,738,185 and 250,791,145                      |
        shares issued and outstanding, respectively ..........................       26,851,821  |     11,572,083
     Deferred stock compensation .............................................          (35,891) |         (8,412)
     Accumulated other comprehensive income (loss) ...........................              655  |        (45,238)
     Accumulated deficit .....................................................       (1,460,201) |     (3,144,752)
                                                                                  -------------  |  -------------
           Total shareholders' equity ........................................       25,356,384  |      8,373,681
                                                                                  -------------  |  -------------
                                                                                  $  41,239,920  |  $  20,277,743
                                                                                  =============  |  =============

          See accompanying notes to consolidated financial statements.

                                                     VOICESTREAM WIRELESS CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                           (dollars in thousands)


                                                                                                    FOR THE YEARS ENDED
                                                          JUNE 1, 2001      JANUARY 1, 2001             DECEMBER 31,
                                                             THROUGH            THROUGH        -------------------------------
                                                         DECEMBER 31, 2001    MAY 31, 2001          2000             1999
                                                         -----------------  ---------------    -------------     -------------
                                                                           |
Revenues:                                                                  |
     Subscriber revenues ..............................    $   1,477,804   |  $     868,667     $   1,172,748     $     364,307
     Prepaid revenues .................................          245,216   |        158,893           237,079             2,495
     Roamer revenues ..................................          102,101   |         73,128           110,245             9,295
     Equipment sales ..................................          235,601   |        150,958           281,130            78,025
     Affiliate and other revenues .....................           48,011   |         18,922           133,871            22,512
                                                           -------------   |  -------------     -------------     -------------
            Total revenues ............................        2,108,733   |      1,270,568         1,935,073           476,634
                                                           -------------   |  -------------     -------------     -------------
                                                                           |
Operating expenses:                                                        |
     Cost of service (excludes stock-based                                 |
        compensation of $2,079, $610, $3,758                               |
        and $12,237, respectively) ....................          470,808   |        286,897           526,493           115,112
     Cost of equipment sales ..........................          473,708   |        265,629           513,955           136,584
     General and administrative (excludes                                  |
        stock-based compensation of $4,853,                                |
        $2,298, $44,138 and $38,255, respectively) ....          670,767   |        466,641           689,994           134,812
     Sales and marketing (excludes stock-based                             |
        compensation of $1,732, $508, $3,133                               |
        and $10,198, respectively) ....................          775,499   |        466,513           796,272           211,399
     Depreciation and amortization ....................        1,531,936   |        559,409           810,827           140,812
     Stock-based compensation .........................            8,664   |          3,416            51,029            60,690
                                                           -------------   |  -------------     -------------     -------------
            Total operating expenses ..................        3,931,382   |      2,048,505         3,388,570           799,409
                                                           -------------   |  -------------     -------------     -------------
                                                                           |
Operating loss ........................................       (1,822,649)  |       (777,937)       (1,453,497)         (322,775)
                                                           -------------   |  -------------     -------------     -------------
                                                                           |
Other income (expense):                                                    |
     Interest and financing expense ...................         (224,493)  |       (224,471)         (477,613)         (103,461)
     Equity in net losses of                                               |
     unconsolidated affiliates ........................          (44,046)  |        (63,477)         (233,565)          (37,514)
     Interest income and other, net ...................           44,695   |         35,968            99,939             9,011
     T-Mobile merger related costs ....................           (1,539)  |       (118,885)               --                --
     Accretion of preferred stock of                                       |
        consolidated subsidiary .......................               --   |         (4,699)          (17,118)               --
                                                           -------------   |  -------------     -------------     -------------
            Total other income (expense) ..............         (225,383)  |       (375,564)         (628,357)         (131,964)
                                                           -------------   |  -------------     -------------     -------------
                                                                           |
Net loss before income taxes ..........................       (2,048,032)  |     (1,153,501)       (2,081,854)         (454,739)
                                                                           |
Income tax benefit ....................................          587,831   |             --                --                --
                                                           -------------   |  -------------     -------------     -------------
                                                                           |
Net loss ..............................................       (1,460,201)  |     (1,153,501)       (2,081,854)         (454,739)
                                                                           |
2.5% junior preferred stock dividends .................               --   |             --           (12,535)               --
                                                           -------------   |  -------------     -------------     -------------
                                                                           |
Net loss attributable to common                                            |
   shareholders .......................................       (1,460,201)  |     (1,153,501)       (2,094,389)         (454,739)
                                                                           |
Other comprehensive income (loss):                                         |
     Foreign currency translation                                          |
        adjustment ....................................              444   |         (8,013)           (7,474)               --
     Equity in net unrealized income                                       |
        (loss) on investment in securities                                 |
        held by unconsolidated affiliate ..............              243   |         21,727           (21,026)               --
     Net unrealized income (loss) on                                       |
     available-for- sale securities ...................              (32)  |         15,333           (16,738)               --
                                                           -------------   |  -------------     -------------     -------------
            Total other comprehensive                                      |
            income (loss) .............................              655   |         29,047           (45,238)               --
                                                           -------------   |  -------------     -------------     -------------
                                                                           |
Comprehensive loss ....................................    $  (1,459,546)  |  $  (1,124,454)    $  (2,139,627)    $    (454,739)
                                                           =============   |  =============     =============     =============

          See accompanying notes to consolidated financial statements.

                                                VOICESTREAM WIRELESS CORPORATION
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (dollars in thousands)

                                                          PAR VALUE                    ACCUMULATED
                                                            AND          DEFERRED        OTHER
                                              COMMON      PAID-IN         STOCK       COMPREHENSIVE   ACCUMULATED
                                              STOCK       CAPITAL      COMPENSATION   INCOME (LOSS)     DEFICIT         TOTAL
                                           -----------   -----------   ------------   -------------   -----------    -----------
Balance, January 1, 1999 ...............    95,541,623   $   994,789            $--            $--    $  (608,159)   $   386,630
  Shares issued:
    Stock compensation plans ...........       763,737         3,643             --             --             --          3,643
  Return of capital contribution .......            --       (20,000)            --             --             --        (20,000)
  Deferred compensation ................            --        86,543        (85,954)            --             --            589
  Amortization of deferred
     stock compensation ................            --            --         60,690             --             --         60,690
  Exchange rights granted ..............            --        30,564             --             --             --         30,564
  Net loss .............................            --            --             --             --       (454,739)      (454,739)
                                           -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999 .............    96,305,360     1,095,539        (25,264)            --     (1,062,898)         7,377
  Shares issued:
    Stock compensation plans ...........     3,909,652        61,832             --             --             --         61,832
    Private placements, net ............    10,390,723       686,380             --             --             --        686,380
    Omnipoint acquisition ..............    52,952,399     2,247,115             --             --             --      2,247,115
    Aerial acquisition .................    52,325,301     5,709,549             --             --             --      5,709,549
    Exercise of warrants ...............       328,762            55             --             --             --             55
    Restricted stock ...................       292,119        34,177        (34,177)            --             --             --
    Conversion of 2.5% junior
     preferred .........................    26,227,586       773,135             --             --             --        773,135
    Conversion of preferred
     stock of consolidated
      subsidiary .......................       146,376         3,779             --             --             --          3,779
    Exercise of exchange rights ........     7,912,867       930,100             --             --             --        930,100
  Amortization of deferred
     stock compensation ................            --            --         51,029             --             --         51,029
  Exchange rights granted ..............            --        42,957             --             --             --         42,957
  Accretion of 2.5% junior
     preferred dividends ...............            --       (12,535)            --             --             --        (12,535)
  Net unrealized loss on
     investment securities .............            --            --             --        (16,738)            --        (16,738)
   Equity in unrealized loss
     on investment securities
      held by unconsolidated
       affiliate .......................            --            --             --        (21,026)            --        (21,026)

  Foreign currency translation
     adjustment ........................            --            --             --         (7,474)            --         (7,474)
  Net loss .............................            --            --             --             --     (2,081,854)    (2,081,854)
                                           -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000 .............   250,791,145    11,572,083         (8,412)       (45,238)    (3,144,752)     8,373,681
  Shares issued:
   Stock compensation plans ............     3,082,973        42,587             --             --             --         42,587
   Stock dividend ......................     1,969,152       173,341             --             --       (173,341)            --
   Conversion of preferred
     stock of consolidated
     subsidiary ........................     8,422,737       235,905             --             --             --        235,905
   Exercise of warrants ................       274,844           441             --             --             --            441
   Exercise of exchange rights .........     4,321,334       463,696             --             --             --        463,696
 Return of capital from
     Western Wireless ..................            --        24,500             --             --             --         24,500
 Return of cash from Omnipoint .........            --         2,970             --             --             --          2,970
 Amortization of deferred
     stock compensation ................            --            --          2,543             --             --          2,543
   Exchange rights granted .............            --        17,377             --             --             --         17,377
 Net unrealized gain on
     investment securities .............            --            --             --         15,333             --         15,333
 Equity in unrealized gain
     on investment securities
     held by unconsolidated
      affiliate ........................            --            --             --         21,727             --         21,727
 Foreign currency translation
       adjustment ......................            --            --             --         (8,013)            --         (8,013)
 Net loss ..............................            --            --             --             --     (1,153,501)    (1,153,501)
                                           -----------   -----------    -----------    -----------    -----------    -----------
Balance, May 31, 2001 ..................   268,862,185    12,532,900         (5,869)       (16,191)    (4,471,594)     8,039,246
                                           -----------   -----------    -----------    -----------    -----------    -----------
 Elimination of historical
     equity on acquisition .............            --   (12,532,900)         5,869         16,191      4,471,594     (8,039,246)

 Application of purchase
   accounting- VoiceStream
     acquisition .......................            --    25,859,658        (44,555)            --             --     25,815,103
 Shares issued (private issuance) ......       876,000       876,000             --             --             --        876,000
 Tax effect on the exercise
     of stock options ..................            --       116,163             --             --             --        116,163
 Amortization of deferred stock
      compensation .....................            --            --          8,664             --             --          8,664
   Net unrealized loss on
     investment securities, net
      of tax ...........................            --            --             --            (32)            --            (32)
 Equity in unrealized gain on
      investment securities
       held by unconsolidated
        affiliate, net of tax ..........            --            --             --            243             --            243
 Foreign currency translation
    adjustment, net of tax .............            --            --             --            444             --            444
 Net loss ..............................            --            --             --             --     (1,460,201)    (1,460,201)
                                           -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001 .............   269,738,185   $26,851,821    $   (35,891)   $       655    $(1,460,201)   $25,356,384
                                           ===========   ===========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                                                 VOICESTREAM WIRELESS CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (dollars in thousands)



                                                           JUNE 1, 2001     |  JANUARY 1, 2001     FOR THE YEARS ENDED DECEMBER 31,
                                                              THROUGH       |      THROUGH         -------------------------------
                                                         DECEMBER 31, 2001  |   MAY  31, 2001          2000               1999
                                                         -----------------  |  ---------------     -------------     -------------
                                                                            |
Operating activities:                                                       |
   Net loss ...........................................    $  (1,460,201)   |   $  (1,153,501)     $  (2,081,854)    $    (454,739)
   Adjustments to reconcile net loss to net                                 |
     cash used in operating activities:                                     |
       Depreciation and amortization ..................        1,531,936    |         559,409            810,827           140,812
       Income tax benefit .............................         (587,831)   |              --                 --                --
       Amortization of debt discount and premium ......           14,527    |          22,783             48,166             3,925
       Equity in net losses of unconsolidated                               |
         affiliates ...................................           44,046    |          63,477            233,565            37,514
       Stock-based compensation .......................            8,664    |           3,416             51,029            60,690
       Allowance for bad debts ........................           16,118    |           1,776             49,182            11,767
       Other, net .....................................          (34,084)   |         (25,119)            28,458             1,528
       Changes in operating assets and liabilities,                         |
         net of effects of purchase accounting:                             |
           Accounts receivable ........................         (143,199)   |          (6,264)          (309,330)          (84,740)
           Inventory ..................................           64,441    |         107,957           (254,498)          (42,890)
           Other current assets .......................          (38,831)   |           1,766            (26,727)           (6,296)
           Accounts payable ...........................           94,250    |         (52,429)           110,081             6,706
           Accrued liabilities ........................           14,942    |          56,797            126,675            70,465
                                                           -------------    |   -------------      -------------     -------------
      Net cash used in operating activities ...........         (475,222)   |        (419,932)        (1,214,426)         (255,258)
                                                           -------------    |   -------------      -------------     -------------
Investing activities:                                                       |
   Purchases of property and equipment ................         (659,276)   |        (809,983)        (1,418,068)         (401,621)
   Acquisitions of wireless properties, net of                              |
     cash acquired ....................................         (383,829)   |        (299,292)          (589,631)         (152,517)
   Sales (purchases) of short-term investments, net ...               --    |       1,175,636         (1,175,636)               --
   Investments in and advances to affiliates, net .....         (134,927)   |         (37,193)          (729,847)         (356,030)
   Refund of deposit held by FCC (FCC deposits) .......               --    |          49,589           (150,758)               --
   Other, net .........................................            6,678    |          26,863             (9,721)          (24,058)
                                                           -------------    |   -------------      -------------     -------------
      Net cash provided by (used in) investing                                 |
        activities ....................................       (1,171,354)   |         105,620         (4,073,661)         (934,226)
                                                           -------------    |   -------------      -------------     -------------
Financing activities:                                                       |
   Net proceeds from issuance of common and                                 |
     preferred stock ..................................          876,000    |          43,468          6,358,865             3,643
   Long-term debt borrowings ..........................               --    |              --          3,540,000         2,622,526
   Long-term debt repayments ..........................       (4,271,357)   |         (32,113)        (3,623,173)       (1,155,000)
   Long-term debt borrowings from parent company ......        4,108,550    |              --                 --                --
   Outstanding checks in excess of bank balance .......          135,685    |              --                 --                --
   Cash entitlements on conversion of preferred                             |
     stock of consolidated subsidiary .................               --    |         (81,711)                --                --
   Deferred financing costs ...........................               --    |              --            (68,142)          (40,600)
   Other, net .........................................               --    |          27,470                 --           (13,709)
                                                           -------------    |   -------------      -------------     -------------
      Net cash provided by (used in) financing                              |
        activities ....................................          848,878    |         (42,886)         6,207,550         1,416,860
                                                           -------------    |   -------------      -------------     -------------
Change in cash and cash equivalents ...................         (797,698)   |        (357,198)           919,463           227,376
Cash and cash equivalents, beginning of period ........          797,698    |       1,154,896            235,433             8,057
                                                           -------------    |   -------------      -------------     -------------
Cash and cash equivalents, end of period ..............    $          --    |   $     797,698      $   1,154,896     $     235,433
                                                           =============    |   =============      =============     =============


          See accompanying notes to consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

      VoiceStream Wireless Corporation ("VoiceStream," "we" or "us") provides personal communications services ("PCS") in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. VoiceStream was incorporated in June 1999 as a Delaware corporation to act as the parent company for business combinations involving our predecessor, now named VS Washington Corporation ("VS Washington").

      On May 31, 2001, Deutsche Telekom AG ("Deutsche Telekom") acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash,
3.6683 shares of Deutsche Telekom stock and $15.9062 in cash or 3.7647 shares of Deutsche Telekom stock. Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly-owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's principal GSM wireless operations in Europe and the United States. Upon consummation of the merger and the transfer by Deutsche Telekom of all of its VoiceStream common shares to T-Mobile (hereafter referred to as "the T-Mobile merger"), VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded. VoiceStream is now dependent on funding from Deutsche Telekom and/or T-Mobile to meet its working capital and investment requirements, debt service and other obligations.

      On December 14, 2000, we acquired controlling interests in the following entities in exchange for approximately 7.9 million VoiceStream common shares and $51 million in cash: VoiceStream PV/SS PCS, L.P. ("VS PCS"); VoiceStream GSM I, LLC ("VS GSM"); VoiceStream GSM II Holdings, LLC and VoiceStream GSM III Holdings, LLC. On February 14, 2001, we acquired the remaining minority interests in VS PCS and VS GSM in exchange for approximately 4.3 million VoiceStream common shares. The operations of these entities are included in our results of operations subsequent to the closing dates of the respective acquisitions. The acquisitions were accounted for using the purchase method. Total consideration paid for the acquisitions, including liabilities assumed, was $1.9 billion.

      On May 4, 2000, VoiceStream completed the acquisition by merger of Aerial Communications, Inc. ("Aerial"). The merger was accounted for using the purchase method. Pursuant to the merger agreement, we exchanged 0.455 of a share of VoiceStream common stock for each outstanding share of Aerial Series A common stock. Total consideration paid for the acquisition, including liabilities assumed, was $6.3 billion.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation and financial statement presentation

      The consolidated financial statements of VoiceStream and its consolidated subsidiaries include the accounts of all majority and minority-owned subsidiaries that are controlled by VoiceStream. Affiliates that are 20 percent to 50 percent owned are generally accounted for using the equity method. Intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of VoiceStream for the years ended December 31, 2001, 2000 and 1999, reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below.

      The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the merger. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The consolidated financial statements of VoiceStream for the year ended December 31, 2001, are presented as two distinct periods, the five months prior to the merger, and the period from June 1, 2001 to December 31, 2001, subsequent to the merger.

      Cash equivalents and short-term investments

      As of December 31, 2001, outstanding checks in excess of bank balances of $135.7 million are included in accrued liabilities. Cash equivalents are stated at cost, which approximates market value. We include highly liquid interest-earning investments purchased with an original maturity at time of purchase of three months or less as cash equivalents. Short-term investments consist of certificates of deposits and commercial paper with maturities between three months and twelve months from the date of purchase. These short-term investments are classified as available-for-sale securities and are recorded at market.

      Capitalized interest

      Our PCS licenses and wireless communications systems represent qualified assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." Our policy is to capitalize interest in new markets during the build-out phase until service is initiated for customers. We capitalized interest of $37.5 million in 2001 and $2.5 million in both 2000 and 1999, respectively.

      Intangible assets

      Licensing costs primarily represent costs incurred to acquire PCS licenses issued by the Federal Communication Commission ("FCC"). Amortization begins with the commencement of service to customers. Effective June 1, 2001, we began amortizing licenses over a period of 20 years. Prior to June 1, 2001, we amortized licenses over a period of 40 years.

      Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. At December 31, 2001, goodwill related primarily to the T-Mobile merger, and at December 31, 2000, related primarily to the Omnipoint and Aerial mergers. Goodwill is amortized over a period of 20 years.

      Property and equipment and depreciation

      Additions to property and equipment are recorded at cost. Major replacements and improvements are capitalized while general repairs and maintenance are expensed as incurred. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets, which primarily range from three to forty years.

      Long-lived assets

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of", VoiceStream periodically evaluates whether there has been any indication of impairment of its long-lived assets, including its licensing costs and other intangibles. As of December 31, 2001 and 2000, there has been no indication of such impairment.

      Inventory

      Inventory consists primarily of handsets, wireless data devices and accessories. Inventory is stated at the lower of cost or market, determined on an average cost basis where market is replacement cost.

      Revenue recognition

      Service revenues are based on customer usage and recognized at the time the service is provided. Access and special feature service revenues are recognized when earned. Sales of equipment, primarily handsets and wireless data devices, are recognized upon delivery to the customer. Prepaid coupon sales are deferred until service is provided. Customer activation fees are deferred and recognized over the average life of the customer relationship.

      Income taxes

      Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded, if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We had valuation allowances of zero and $1.6 billion at December 31, 2001 and 2000, respectively.

      Advertising expense

      We expense costs of advertising as incurred. Advertising expense was $171.3 million ($53.4 million from January 1, 2001 through May 31, 2001 and $117.9 million from June 1, 2001 through December 31, 2001), $123.8 million and $23.4 million in 2001, 2000 and 1999, respectively.

      Loss per common share

      VoiceStream no longer presents loss per share information as our common shares are not publicly traded.

      Stock-based compensation plans

      We account for our stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 12 for discussion of the effect on net loss and other related disclosures had we accounted for these plans under SFAS No. 123, "Accounting for Stock-Based Compensation."

      Fair value of financial instruments

      At December 31, 2001 and 2000, the carrying values of cash, cash equivalents, short-term investments, receivables and accounts payable approximated fair value due to the short-term maturities of these instruments. The estimated fair values of other financial instruments with a carrying value materially different from their fair value based on quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows (dollars in thousands):

                                                      AS OF DECEMBER 31, 2001         AS OF DECEMBER 31, 2000
                                                   ----------------------------    ----------------------------
                                                     CARRYING         FAIR           CARRYING         FAIR
                                                      AMOUNT          VALUE           AMOUNT          VALUE
                                                   ------------    ------------    ------------    ------------
Long-term debt, including current portion .....    $  1,861,518    $  1,823,243    $  5,751,999    $  5,894,000
Preferred stock of consolidated subsidiary ....    $         --    $         --    $    312,513    $    848,000


      Supplemental cash flow disclosure

      Cash paid for interest (net of any amounts capitalized) was $418.1 million ($221.8 million from January 1, 2001 through May 31, 2001 and $195.3 million from June 1, 2001 through December 31, 2001), $401.8 million and $77.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Non-cash investing and financing activities, other than those discussed in Note 3, were as follows (dollars in thousands):

                                                               JUNE 1, 2001      JANUARY 1,          FOR THE YEARS ENDED
                                                                 THROUGH        2001 THROUGH            DECEMBER 31,
                                                               DECEMBER 31,        MAY 31,      ----------------------------
                                                                    2001            2001            2000           1999
                                                                ------------    ------------    ------------    ------------
Capital contribution of license to unconsolidated
    affiliate ..............................................    $      1,400    $      7,500    $         --    $         --
Capital contribution of property and equipment to
    unconsolidated affiliate ...............................    $    465,800    $         --    $         --    $         --
Capital contribution to CIVS IV (See Note 6) ...............    $    189,200    $     38,000    $         --    $         --
Debt exchanges .............................................    $         --    $         --    $     35,900    $         --
Exchange rights granted from additional paid-in
     capital (See Note 6) ..................................    $         --    $     17,400    $     14,900    $     30,600
License exchanged for debt forgiveness from
    unconsolidated affiliate ...............................    $      5,100    $         --    $         --    $         --
Tax effect on the exercise of stock options included
in additional paid-in capital ..............................    $    116,200    $         --    $         --    $         --
Stock dividend issued from additional paid-in capital ......    $         --    $    173,300    $     12,600    $         --
Conversion of preferred stock of consolidated subsidiary ...    $         --    $    235,900    $    777,000    $         --


      Derivative instruments and hedging activities

      SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of hedging transaction. We granted subsidiaries of Cook Inlet Region Inc. ("CIRI") exchange rights entitling them to certain rights, but no obligation, to exchange their ownership interests in Cook Inlet/VS GSM IV PCS Holdings, LLC ("CIVS IV"), and Cook Inlet/VS GSM V PCS Holdings LLC, ("CIVS V") for VoiceStream common shares, or cash, at VoiceStream's option (see Note 6). We do not enter into hedging activities for trading or speculative purposes and as of December 31, 2001, we are not a party to any derivative instruments or hedging activities that we believe will have a significant impact on our financial condition or results of operations.

      Concentration of credit risk

      Financial instruments that subject VoiceStream to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, and accounts receivable. Our policy is to place our temporary cash investments with major financial institutions. The financial institutions have all been accorded high ratings by primary rating agencies. We limit the dollar amount on deposit with any one financial institution and continuously monitor their credit ratings. We have limited concentration of credit risk in accounts receivable as a result of the sale of handsets, wireless data devices and prepay cards to our dealer network. Our policy is to limit the amount of accounts receivable any one dealer carries and to continuously monitor the dealer account balances and agings.

      Estimates used in financial statements

      In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, we have made a number of estimates and assumptions in our reported asset and liability balances, and in our contingent asset and liability disclosures at the date of the financial statements and in our reported amounts of revenues and expenses for the reporting period. Some of the more significant estimates include the allowance for doubtful accounts, unbilled revenue accruals, inventory valuation reserves, and depreciation and amortization of long-lived assets. Actual results could differ from those estimates.

      Deferred compensation plan

      We have a deferred compensation plan ("the Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. We match the participants' contributions to the Plan, subject to certain limits. During the years ended December 31, 2001, 2000 and 1999, we made matching contributions to the Plan of $7.0 million ($2.9 million from January 1, 2001 through May 31, 2001 and $4.1 million from June 1, 2001 through December 31, 2001) and $3.1 million and $1.7 million, respectively.

      Segment reporting

      We operate solely in one segment, wireless communication services. As of December 31, 2001 and 2000, essentially all of our assets are located in the United States. Our sales to international customers are currently not significant.

      Recently issued accounting standards

      In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We expect the impact on 2002 net loss associated with the discontinuation of goodwill amortization to be a pre-tax reduction of the loss of $1.1 billion. We have not completed our initial assessment of goodwill impairment. Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on our results of operations. In connection with the upcoming implementation of SFAS No. 142, discussions are currently underway among a number of the major United States wireless carriers and the SEC regarding whether FCC wireless spectrum licenses represent indefinite lived assets subject to the provisions of SFAS No. 142. While there are some indications that treating licenses as indefinite lived assets may be appropriate, a number of related issues are being explored including how testing for impairment would be conducted. The outcome of these discussions is uncertain at this time as is the potential impact on our future results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1,

2003. Based on our initial assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We are required to adopt this statement no later than January 1, 2002. Based on our current assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

      Reclassifications

      Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

3. BUSINESS COMBINATIONS AND OTHER TRANSACTIONS

      T-Mobile merger

      As a result of the T-Mobile merger, we adjusted the basis of our assets, liabilities and shareholders' equity to reflect the purchase allocations recorded by T-Mobile (see Note 2). These non-cash adjustments resulted in the following balance sheet allocations as of May 31, 2001, the acquisition date (dollars in thousands):

                                                                                            Fair value
                                                        Book value        Adjustments       allocations
                                                       -------------     -------------     -------------
ASSETS
   Current assets .................................    $   1,791,477     $     (25,245)    $   1,766,232
   Property and equipment .........................        3,893,851          (535,030)        3,358,821
   Goodwill .......................................        8,879,259         7,841,798        16,721,057
   Licensing costs and other intangible assets
     (excluding goodwill), ........................        4,487,985        15,253,562        19,741,547
   Other non-current assets and investments .......          495,761           (21,340)          474,421
                                                       -------------     -------------     -------------
                                                       $  19,548,333     $  22,513,745     $  42,062,078
                                                       =============     =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities ...........................    $     715,654     $      30,035     $     745,689
    Long-term debt ................................        5,742,670           415,438         6,158,108
    Other long-term liabilities ...................               --            23,135            23,135
    Deferred tax liability ........................               --         4,269,280         4,269,280
    Minority interest in equity of consolidated
      subsidiaries ................................           50,763                --            50,763
    VoiceStream voting preferred stock ............        5,000,000                --         5,000,000
    Common stock and paid-in capital ..............       12,532,900        13,326,758        25,859,658
    Deferred stock compensation ...................           (5,869)          (38,686)          (44,555)
    Accumulated other comprehensive loss ..........          (16,191)           16,191                --
    Accumulated deficit ...........................       (4,471,594)        4,471,594                --
                                                       -------------     -------------     -------------
                                                       $  19,548,333     $  22,513,745     $  42,062,078
                                                       =============     =============     =============

      Other acquisitions and license exchanges

            Verizon (Trustee)

      On June 14, 2001, we purchased licenses and operating assets located primarily in Cincinnati and Dayton, OH (both 20 MHz of B Block spectrum) for approximately $200 million from the Department of Justice-appointed Trustee overseeing the operation and divestiture of the former GTE Cincinnati-Dayton PCS properties owned by Verizon Communications, Inc. ("Verizon").

            Cingular license exchange

      On May 11, 2001, we completed the exchange of licenses covering approximately 35 million people with Cingular Wireless LLC ("Cingular"). Cingular acquired from VoiceStream 10 MHz of spectrum in the New York MTA, as well as 10 MHz in each of the St. Louis and Detroit Basic Trading Areas ("BTAs"). VoiceStream acquired from Cingular 10 MHz of spectrum in the Los Angeles and San Francisco Major Trading Areas ("MTAs"), which cover most of California and Nevada. No gain or loss was recognized from this transaction.

            AT&T Wireless

      On March 29, 2001, we exchanged certain D and E Block 10 MHz licenses in Detroit, MI, Flint, MI, Poplar Bluff, MO, Rolla, MO, Mt. Vernon-Centralia, IL, St. Louis, MO and Albany, NY for portions of certain A Block 10 MHz licenses held by AT&T Wireless PCS, LLC ("AT&T Wireless") in Phoenix, AZ, Bloomington, IL, Little Rock, AR and Puerto Rico and $11.7 million in cash. The licenses were recorded at $200.5 million and a gain of $11.7 million was recorded in other income for the three months ended March 31, 2001. Neither party assumed any liabilities related to the exchanged licenses.

            Pocket Communications and Leap Wireless

      On February 12, 2001, CIVS IV, an unconsolidated entity in which we hold a non-controlling interest, purchased 12 C Block licenses in Las Vegas, NV, New Orleans, LA, Houma-Thibodaux, LA, Omaha, NE, Sandusky, OH, Adrian, MI, Battle Creek, MI, Grand Rapids, MI, Jackson, MI, Muskegon, MI, Toledo, OH and Pittsburg-Parsons, KS from Pocket Communications for $195 million. In a separate agreement, 8 of these licenses were sold to Leap Wireless, Inc. for $51 million in cash and 348,878 shares of Leap Wireless common stock on April 5, 2001. The common shares were subsequently sold in April 2001, resulting in a gain of $2.3 million.

            FCC Auction 35

      On January 26, 2001, upon completion of the FCC Auction 35 bid process, we were the high bidder on 19 PCS licenses with bids totaling $482.7 million. Additionally, CIVS V, a consolidated entity in which we hold a non-controlling ownership interest, was the high bidder on 22 PCS licenses with high bids totaling $506.4 million. The FCC announced on July 27, 2001 that it was prepared to grant seven of the 19 PCS licenses for which VoiceStream was the high bidder, and one of the 22 PCS licenses for which CIVS V was the high bidder. On August 10, 2001, VoiceStream and CIVS V paid the balances owed on the eight licenses of $7.4 million to the FCC and were granted the licenses.

      The ungranted licenses for which we and CIVS V were the high bidders were originally held either by NextWave Communications, Inc. ("NextWave") or Urban Communicators, both of which declared bankruptcy. The FCC has not granted these remaining licenses due to pending administrative and judicial challenges related to the auction process, including a decision issued by the United States Court of Appeals for the District of Columbia Circuit on June 22, 2001. The court held that the FCC had erroneously cancelled licenses previously acquired by NextWave in earlier auctions, when NextWave, upon declaring bankruptcy, failed to make installment payments for those licenses. On August 31, 2001, the Wireless Telecommunications Bureau of the FCC released a Public Notice announcing that NextWave's licenses returned to active status, although the Public Notice was qualified by a recognition that ongoing regulatory proceedings before the FCC could affect the status of the NextWave licenses. Further, the FCC as well as certain Auction 35 high bidders filed petitions with the United States Supreme Court seeking review of the Court of Appeals' decision, which are still pending. VoiceStream and CIVS V are part of a coalition that was attempting to negotiate a settlement by which the subject licenses would be granted to the Auction 35 high bidders; however, settlement discussions have recently been suspended. It is uncertain, whether any settlement will be finalized or whether the remaining Auction 35 licenses will be granted to the high bidders.

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

4. PROPERTY AND EQUIPMENT

      Our property and equipment were adjusted to fair value at May 31, 2001 (see Note 2). The accumulated depreciation balance at December 31, 2001, includes depreciation expense for the seven month period subsequent to the T-Mobile merger.

(dollars in thousands)                                          AS OF DECEMBER 31,
                                           USEFUL         -------------------------------
                                            LIVES              2001              2000
                                         ------------     -------------     -------------
Land, buildings and improvements ...     5 - 40 years     $     140,713     $     108,510
Wireless communications systems ....     5 - 10 years         2,523,796         2,444,112
Furniture and equipment ............      3 - 5 years           637,800           361,909
                                                          -------------     -------------
                                                              3,302,309         2,914,531
Accumulated depreciation ...........                           (384,372)         (740,956)
                                                          -------------     -------------
                                                              2,917,937         2,173,575
Construction in progress ...........                            472,166         1,293,975
                                                          -------------     -------------
                                                          $   3,390,103     $   3,467,550
                                                          =============     =============

      Depreciation expense was $713.4 million ($305.8 million from January 1, 2001 through May 31, 2001 and $407.6 million from June 1, 2001 through December 31, 2001), $390.0 million and $133.9 million in 2001, 2000 and 1999, respectively.

5. INTANGIBLE ASSETS

      Our intangible assets were adjusted to fair value at May 31, 2001 (see
Note 2). The accumulated amortization at December 31, 2001, includes amortization expense for the seven month period subsequent to the T-Mobile merger.

      Goodwill

(dollars in thousands)                                    AS OF DECEMBER 31,
                                     USEFUL        -------------------------------
                                      LIFE              2001              2000
                                  ------------     -------------     -------------
Goodwill ....................         20 years     $  16,754,319     $   9,424,180
Accumulated amortization ....                           (488,529)         (348,575)
                                                   -------------     -------------
                                                   $  16,265,790     $   9,075,605
                                                   =============     =============

      Goodwill amortization expense was $684.8 million ($196.3 million from January 1, 2001 through May 31, 2001 and $488.5 million from June 1, 2001 through December 31, 2001), $339.7 million and $0 in 2001, 2000 and 1999, respectively.

        Licensing costs and other intangible assets

(dollars in thousands)                                    AS OF DECEMBER 31,
                                    USEFUL         -------------------------------
                                     LIVES             2001               2000
                                  ------------     -------------     -------------
Licensing costs ..............         20 years    $  19,240,039     $   3,714,051
Lease rights .................         10 years               --            57,066
Subscriber list ..............          7 years          579,630                --
Tradename ....................        1-4 years          300,000                --
Other intangible assets ......     3 - 40 years               --           175,123
                                                   -------------     -------------
                                                      20,119,669         3,946,240
Accumulated amortization .....                          (632,400)         (118,923)
                                                   -------------     -------------
                                                   $  19,487,269     $   3,827,317
                                                   =============     =============

      Effective June 1, 2001, we changed our amortization period for licenses from 40 years to 20 years. Amortization expense for licensing costs and other intangible assets was $693.1 million ($57.3 million from January 1, 2001 through May 31, 2001 and $635.8 million from June 1, 2001 through December 31, 2001), $81.1 million and $6.9 million in 2001, 2000 and 1999, respectively.

6. INVESTMENTS IN AND ADVANCES TO AFFILIATES

      We have entered into joint venture agreements and made other equity investments in operating companies primarily to obtain coverage for our customers in geographic areas where we could not otherwise obtain licenses, to share the cost of building and operating wireless networks and to promote the continued growth and expansion of GSM networks in North America. Since these entities are often in the early stages of building and operating wireless networks, they are generally expected to incur significant operating losses for an extended period of time and have significant capital requirements for the purchase of licenses and the build-out of the networks. The entities are typically funded initially with investments by the partners, but in some cases, also may incur substantial third party debt to acquire licenses and build networks. In circumstances where we do not control the ventures or other entities, we generally use the equity method of accounting to reflect our interests in the results of operations of the entity. Where control exists through voting rights or other means, we consolidate the results of operations into our own.

      Our investments in and advances to unconsolidated affiliates were adjusted to fair value at May 31, 2001 (see Note 2).

(dollars in thousands)                             AS OF DECEMBER 31,
                                            --------------------------------
                                                 2001              2000
                                            --------------    --------------
GSM Facility ...........................    $      475,405    $           --
CIVS IV ................................           350,394           212,209
CIVS V .................................                --            74,915
Microcell ..............................            92,144           209,758
Other ..................................            77,033             1,987
                                            --------------    --------------
                                            $      994,976    $      498,869
                                            ==============    ==============

      Cingular Joint Venture (GSM Facility)

      On November 1, 2001, pursuant to formation and contribution agreements, we entered into a joint venture with Cingular to share certain GSM network infrastructures and the costs of expanding and operating them. Under the terms of the agreement, VoiceStream contributed its network assets in the New York BTA and Cingular contributed its network assets in the Los Angeles and San Francisco MTAs that cover most of California and parts of Nevada. VoiceStream and Cingular did not contribute licenses to the joint venture. Both VoiceStream and Cingular will independently market services under their respective brand names and bill and support their own customers in each of the markets. Network assets necessary for each party to perform proprietary customer-related functions were not contributed to the joint venture. The joint venture may be terminated under certain circumstances including mutual agreement of the parties. In the event the joint venture is terminated, under certain circumstances, the parties may have the right to exchange certain licenses with the other member.

      We account for the joint venture using the equity method. The joint venture will operate and expand the network infrastructure in the two markets. Network operating costs incurred by the joint venture will be recovered from the partners based on their proportionate interest in each network. The joint venture will generate losses generally equal to the depreciation charges on network assets. Network capital costs will be shared by the partners based on usage and will be funded through future capital contributions.

      Designated Entities

      The FCC, which regulates the sale and use of the radio wave spectrum by which PCS service is provided in the United States, has granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own "closed" C and F Block licenses for the initial five-year period following the award of the licenses. VoiceStream does not qualify as a Designated Entity, and so in order to continue expanding service to VoiceStream customers, we currently hold non-controlling ownership interests in two companies that qualify as Designated Entities, CIVS IV and CIVS V. These two companies are controlled by CIRI (hereafter referred to as the "CIRI Designated Entities"). Through wholesale reseller and other contractual arrangements, VoiceStream customers can obtain service in territories covered by the C and F Block licenses that are owned and operated by the CIRI Designated Entities.

            CIVS IV

      CIVS IV, a Delaware limited liability company, was formed in October 2000 for the purpose of acquiring and operating licenses subject to the FCC's Designated Entity rules. CIVS IV is controlled by Cook Inlet Mobile Corporation ("Cook Inlet Mobile"), a subsidiary of CIRI. We have 83.65% economic interest in CIVS IV and record 83.65% of CIVS IV's losses as equity in earnings (loss) of unconsolidated affiliates, however we use the equity method to account for our investment as we have a non-controlling voting interest in the entity.

      In connection with the formation of CIVS IV, we granted Cook Inlet Mobile exchange rights entitling Cook Inlet Mobile to certain rights, but no obligation, to exchange its ownership interest in CIVS IV for VoiceStream common shares. As a result of the T-Mobile merger, Cook Inlet Mobile may elect to exchange its ownership interest for a combination of cash and Deutsche Telekom shares. Cook Inlet Mobile's exchange rights are conditioned by the FCC's Designated Entity rules and our legal ability to hold C and F block licenses at the time of the exchange under such rules. The grant of the exchange rights resulted in an additional investment in CIVS IV, which is amortized over the life of the exchange right. The related exchange right liability is recorded in accrued liabilities and is adjusted to fair value through other income/expense at each balance sheet date. The exchange right liability related to CIVS IV was $9.1 million at December 31, 2001. Cook Inlet Mobile has recently elected to exchange its interest in CIVS IV with VoiceStream for cash and Deutsche Telekom common stock. The exchange is currently pending approval by the FCC.

            CIVS V

      CIVS V, a Delaware limited liability company, was formed in October 2000 for the purpose of acquiring and operating licenses subject to the FCC's Designated Entity rules. CIVS V is controlled by Cook Inlet Wireless, Inc. ("Cook Wireless"), a subsidiary of CIRI. We used the equity method to account for our investment in CIVS V through 2000, and began consolidating CIVS V on January 1, 2001 based on the terms of the exchange rights agreement discussed below, however, we do not have a controlling voting interest in the entity. At December 31, 2001, CIVS V had assets totaling $103.9 million primarily made up of FCC deposits which relate to the as yet ungranted Nextwave licenses from Auction 35 for which CIVS V was the high bidder. See Note 3 for discussion of these licenses.

      On February 12, 2001, we granted Cook Wireless exchange rights entitling Cook Wireless to certain rights, but no obligation, to exchange its ownership interest in CIVS V for VoiceStream common shares, or cash, at VoiceStream's option. As a result of the T-Mobile merger, the value of the consideration Cook Wireless will be entitled to receive if it exercises its exchange rights will be the greater of the sum of the amount Cook Wireless contributes to CIVS V, plus interest at the rate specified in the agreement or the value of (a) the merger consideration Cook Wireless would have received if it had exercised the exchange rights at the time of the T-Mobile merger, plus (b) the value of dividends and distributions paid or payable to holders of such consideration from the date of the T-Mobile merger to the date of the closing of the exchange rights plus (c) interest on the cash portion of such consideration at the rate specified in the agreement. The consideration may be paid in cash or Deutsche Telekom shares at Deutsche Telekom's option. These exchange rights are conditioned on the FCC's Designated Entity rules and our legal ability to hold C and F block licenses at the time of the exchange under such rules. The grant of the exchange rights resulted in an additional investment in CIVS V, which is eliminated upon consolidation. The related exchange right liability is recorded in accrued liabilities and is adjusted to fair value through other income/expense at each balance sheet date. The exchange right liability related to CIVS V was $15.2 million at December 31, 2001.

      Microcell Investment

      On February 28, 2000, we invested $274.6 million in Class A shares of Microcell Telecommunications Inc. ("Microcell"), a Canadian GSM service provider. The per share transaction price was equal to the closing market price of Microcell's publicly traded Class B Non-Voting shares on the Nasdaq National Market System on January 6, 2000. We invested an additional $9.7 million in Class B shares of Microcell in January 2001, and $32.5 million in the fourth quarter of 2001.

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

      Other

      Other investments in and advances to unconsolidated affiliates include a receivable from Powertel, Inc. ("Powertel"), a wholly-owned subsidiary of T-Mobile (see Note 14).

7. ACCRUED LIABILITIES

(dollars in thousands)                                          AS OF DECEMBER 31,
                                                          ------------------------------
                                                               2001             2000
                                                          -------------    -------------
Accrued payroll and benefits .........................    $     207,070    $     182,827
Accrued interest payable .............................           79,204           51,154
Accrued property taxes and other taxes ...............          116,922           84,144
Outstanding checks in excess of cash balance .........          135,685               --
Other ................................................          108,709           86,496
                                                          -------------    -------------
                                                          $     647,590    $     404,621
                                                          =============    =============

8. LONG-TERM DEBT AND NOTES PAYABLE TO AFFILIATES

      The carrying value of our long-term debt was adjusted to fair value at May 31, 2001 (see Note 2). The adjustment resulted in a premium of $415.4 million. The premium is being amortized to interest expense over the remaining terms of the related debt instruments.

(dollars in thousands)                                         AS OF DECEMBER 31,
                                                        ------------------------------
                                                            2001              2000
                                                        -------------    -------------
Credit facilities:
     Term loans ....................................    $          --    $   2,425,000
     Vendor facility ...............................               --          750,000
     Revolvers .....................................               --          150,000
Senior Notes:
     10 3/8% Senior Notes, due in 2009 .............        1,123,137        1,727,904
     11 7/8% Senior Discount Notes, due in 2009 ....          468,000          720,000
     11 5/8% Senior Notes, due in 2006 .............               --            4,582
     11 1/2% Senior Notes, due in 2009 .............          144,900          205,000
FCC license obligations ............................               --           32,113
                                                        -------------    -------------
                                                            1,736,037        6,014,599
Unamortized premium (discount), net ................          125,481         (262,600)
Current portion of long-term debt ..................               --          (32,113)
                                                        -------------    -------------
                                                        $   1,861,518    $   5,719,886
                                                        =============    =============
Long-term notes payable to affiliates ..............    $   4,110,393    $          --
                                                        =============    =============

      During 2001, we repaid all outstanding borrowings under our credit facilities and cancelled the related lending agreements. We also repaid $4.6 million of 11 5/8% Senior Notes due in 2006, $604.8 million of 10 3/8% Senior Notes due in 2009, $252.0 million of 11 7/8% Senior Notes due in 2009 and $60.1 million of 11 1/2% Senior Notes due in 2009. These repayments were funded by an equity infusion of $876.0 million from Deutsche Telekom. The notes relating to these borrowings, which are due in 2010, bear interest at the six-month LIBOR rate plus 0.95%.

      Our 10 3/8% Senior Notes accrue interest at the rate of 10 3/8% per annum payable semiannually and mature on November 15, 2009. Our 11 7/8% Senior Discount Notes accrue interest at a rate of 11 7/8% per annum and will be payable semiannually commencing on May 15, 2005 and mature on November 15, 2009. Our 11 1/2% Senior Notes accrue interest at 11 1/2% payable semiannually and mature on September 15, 2009. The Senior Note indentures contain affirmative and negative covenants, including financial covenants, and provide for various events of default. As of December 31, 2001, we were in compliance with these covenants.

      Maturities

      At December 31, 2001, there were no principal maturities of long-term debt due prior to 2006.

9. COMMITMENTS AND CONTINGENCIES

      Commitments

      Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2001, are summarized below (dollars in thousands):

      Years ending December 31,
               2002 ....................................    $     207,329
               2003 ....................................          206,198
               2004 ....................................          207,631
               2005 ....................................          208,176
               2006 ....................................          209,970
           Thereafter ..................................          174,348
                                                            -------------
                                                            $   1,213,652
                                                            =============

      Aggregate rental expense for all operating leases was $270.3 million ($105.1 million from January 1, 2001 through May 31, 2001 and $165.2 million from June 1, 2001 through December 31, 2001), $142.8 million and $32.1 million in 2001, 2000 and 1999, respectively.

      In order to ensure adequate supply and availability of certain infrastructure equipment and services, VoiceStream has committed to purchase PCS equipment from various suppliers. At December 31, 2001, there is approximately $113.0 million remaining under these commitments that has not been delivered.

      VoiceStream and its affiliates have various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

      Contingencies

      On May 3, 1999, Western Wireless distributed its entire 80.1% interest in VoiceStream's common shares to its stockholders. Prior to this "spin-off," Western Wireless obtained a favorable ruling from the IRS indicating that the spin-off would not result in the recognition of gain or taxable income to Western Wireless or its stockholders. However, Western Wireless could still recognize gain upon the spin-off, notwithstanding the favorable IRS ruling, if it is determined that the spin-off was part of a "prohibitive plan," that is, a plan or series of related transactions in which one or more persons acquire, directly or indirectly, 50% or more of VoiceStream's stock. Acquisitions of 50% or more of VoiceStream's stock occurring during the four year period beginning two years before the spin-off could give rise to a rebuttable presumption that the spin-off was part of a prohibited plan. Although it is not assured, VoiceStream believes that the spin-off, the subsequent Omnipoint and Aerial mergers, certain investments by Hutchison and Sonera Corporation ("Sonera") and the T-Mobile merger were not pursuant to a "prohibitive plan."

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

10. VOTING PREFERRED STOCK

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

11. INCOME TAXES

      Significant components of deferred income tax assets and liabilities, net of tax, are as follows (dollars in thousands):


                                                                   AS OF DECEMBER 31,
                                                            -------------------------------
                                                                2001               2000
                                                            -------------     -------------
Deferred tax liabilities:
  Intangible assets ....................................    $  (6,987,665)    $    (705,809)
  Bond premium .........................................          (21,904)               --
  Other ................................................          (18,904)               --
                                                            -------------     -------------
Total deferred tax liabilities .........................    $  (7,028,473)    $    (705,809)
                                                            =============     =============
Deferred tax assets:
  Property and equipment ...............................    $     103,770     $       1,904
  Start-up expenditures capitalized for tax purposes ...           20,081            20,081
  Allowance for doubtful accounts ......................           45,791            39,170
  NOL carryforwards ....................................        3,293,545         2,202,264
  Other ................................................               --            15,145
                                                            -------------     -------------
Total deferred tax assets ..............................        3,463,187         2,278,564
                                                            -------------     -------------
  Valuation reserve ....................................               --        (1,572,755)
                                                            -------------     -------------
Net deferred tax assets (liabilities) ..................    $  (3,565,286)    $          --
                                                            =============     =============


      We have approximately $8.0 billion in net operating loss ("NOL") carryforwards at December 31, 2001. The NOL carryforwards will expire between 2008 and 2021. The valuation allowance decreased $1.6 billion in 2001, bringing it to zero, and increased $1.1 billion and $216.9 million in 2000 and 1999, respectively. Our ability to utilize the NOLs in any given year may be limited by certain events, including a significant change in ownership interest. The extent of such limitations, if any, has not yet been determined.

      Prior to the T-Mobile merger on May 31, 2001, we believed that available objective evidence, including recurring operating losses resulting primarily from the development of our PCS business, created sufficient uncertainty regarding the realization of the net deferred tax assets. Accordingly, a valuation allowance was provided for our net deferred tax assets prior to May 31, 2001.

      As a result of the T-Mobile merger, certain assets and liabilities were adjusted to fair market value. As the tax bases of these assets and liabilities were not affected by the T-Mobile merger, this resulted in our recording deferred tax assets and liabilities to reflect these differences in basis in accordance with SFAS No. 109. Deferred tax liabilities are greater than the deferred tax assets at December 31, 2001. We do not believe that a valuation allowance is warranted at December 31, 2001 as the deferred tax liabilities are anticipated to offset the deferred tax assets.

      The reconciliation between our effective tax rate and the United States federal income tax rate is as follows:

                                                    JUNE 1, 2001    |  JANUARY 1, 2001
                                                      THROUGH       |     THROUGH
                                                 DECEMBER 31, 2001  |   MAY 31, 2001
                                                 -----------------  |  ---------------
                                                                    |
Federal income tax rate ......................              35.00%  |            35.00%
State taxes, net of federal benefit ..........               3.51%  |             3.67%
Goodwill .....................................              (9.28%) |            (4.91%)
Preferred stock ..............................                 --   |            (0.14%)
Valuation allowance ..........................                 --   |           (29.98%)
Other ........................................              (0.50%) |            (0.03%)
                                                  ---------------   |  ---------------
Effective tax rate before merger costs .......              28.73%  |             3.61%
Merger charges ...............................              (0.03%) |            (3.61%)
                                                  ---------------   |  ---------------
Effective tax rate ...........................              28.70%  |               --
                                                  ===============   |  ===============


      For the years ended December 31, 2000 and 1999, the difference between the statutory tax rate of approximately 40% (35% federal and 5% state, net of federal benefits) and the tax benefit of zero recorded is due to our full valuation allowance against net deferred tax assets.

12. STOCK-BASED COMPENSATION PLANS

      Stock-based compensation plans

      At December 31, 2001, 22,091,400 shares were subject to options outstanding under the Management Incentive Stock Option Plan (the "Option Plan"), dated 1999, and amended as a result of the T-Mobile merger on May 31, 2001. The Option Plan provides for the issuance of up to 8 million additional shares of Deutsche Telekom common stock as either Non-qualified Stock Options or as Incentive Stock Options plus that number of ordinary shares or American Depository Receipts ("ADRs"), as applicable, deliverable upon the exercise of the VoiceStream rollover options, as defined in the Agreement and Plan of Merger between Deutsche Telekom and VoiceStream. The vesting period and option term is determined by the option administrator. Options typically vest over a four year period and have a term of up to 10 years.

      On May 31, 2001, as a result of the T-Mobile merger, each VoiceStream stock option was converted into an option to acquire, from a trust established for the benefit of holders of VoiceStream stock options, 3.7647 Deutsche Telekom ADRs for each VoiceStream common share subject to that VoiceStream option. The exercise price per Deutsche Telekom ADR for each of these options will be the exercise price per VoiceStream common share applicable to that option before the completion of the merger, divided by 3.7647. We recorded deferred compensation of $44.6 million related to unvested options due to the T-Mobile purchase price allocations, of which $8.7 million was amortized as compensation expense from June 1, 2001 through December 31, 2001.

      On May 3, 1999, as a result of the Western Wireless spin-off, all unvested outstanding options held by VoiceStream employees were converted from Western Wireless options to VoiceStream options. Additionally, all VoiceStream employees with vested, outstanding options were issued an additional option in VoiceStream for each vested, outstanding option they held as well as maintaining the existing option in Western Wireless. The number of options and related strike price varied to maintain the original economic value to the employee. In accordance with EITF 90-9, we recorded deferred compensation of $69.0 million, of which $2.5 million, $15.6 million and $50.4 million was recognized as deferred compensation expense from January 1, 2001 through May 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The remaining balance of deferred compensation of $0.5 million was eliminated in the T-Mobile purchase accounting.

      Under VoiceStream's 1999 Restricted Stock Plan ("Restricted Stock Plan"), 292,119 shares had been awarded to key executives through December 31, 2000. The Board of Directors determined not to issue any additional awards under the Restricted Stock Plan after December 31, 2000. The restricted stock awards vested upon meeting specific performance goals. The compensation associated with the restricted grants (i.e. the difference between the market price of VoiceStream's common stock on the date of grant and as subsequently adjusted for fair market value adjustments and the exercise price) was amortized over the vesting periods. In 2000 and 1999, respectively, we recorded deferred compensation of $34.2 million and $17.0 million pursuant to fair market value adjustments for the underlying shares in the Restricted Stock Plan. We recognized deferred compensation expense of $35.4 million and $10.3 million related to this plan in 2000 and 1999, respectively. The remaining balance of deferred compensation of $5.5 million was eliminated in the T-Mobile purchase accounting.

      VoiceStream accounts for its stock compensation plans following the guidelines of APB Opinion No. 25 and related interpretations. Had compensation cost been determined based upon the fair value at the grant dates for awards under these plans consistent with the method defined in SFAS No. 123, VoiceStream's net loss would have increased to the pro forma amounts indicated below (dollars in thousands):

                         JUNE 1, 2001   |    JANUARY 1,
                           THROUGH      |   2001 THROUGH      FOR THE YEARS ENDED DECEMBER 31,
                         DECEMBER 31,   |       MAY 31,       -------------------------------
                            2001        |        2001             2000              1999
                        -------------   |   -------------     -------------     -------------
                                        |
Net loss:                               |
  As reported ......    $  (1,460,201)  |   $  (1,153,501)    $  (2,094,389)    $    (454,739)
  Pro forma ........    $  (1,469,613)  |   $  (1,162,996)    $  (2,168,578)    $    (497,159)

      For the purpose of this pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------
                                          2001               2000               1999
                                     --------------     --------------     --------------
Weighted average risk
    free interest rate...........    5.50% to 5.98%     5.56% to 6.48%     5.61% to 6.41%
Expected dividend yield..........         3.25%               0%                 0%
Expected volatility..............          47%               87%                75%
Expected lives...................       7.5 years         7.1 years          7.5 years

      The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

      Options granted, exercised and canceled are summarized as follows (in thousands, except per share data):


                                      JUNE 1, 2001       |      JANUARY 1, 2001              FOR THE YEARS ENDED DECEMBER 31,
                                        THROUGH          |          THROUGH          -----------------------------------------------
                                    DECEMBER 31, 2001    |        MAY 31, 2001               2000                     1999
                                 ----------------------  |  ----------------------   ----------------------   ----------------------
                                               WEIGHTED  |                WEIGHTED                 WEIGHTED                 WEIGHTED
                                               AVERAGE   |                AVERAGE                  AVERAGE                  AVERAGE
                                                PRICE    |                 PRICE                    PRICE                    PRICE
                                   SHARES     PER SHARE  |    SHARES     PER SHARE    SHARES      PER SHARE    SHARES      PER SHARE
                                 ---------    ---------  |  ---------    ---------   ---------    ---------   ---------    ---------
                                                         |
Outstanding, beginning                                   |
  of period ..................       6,444    $   58.27  |      7,663    $   34.02       4,135    $    8.52          --    $      --
Adjustment for .075%                                     |
  stock dividend .............          --           --  |         65           --          --           --          --           --
Conversion of historical                                 |
  VoiceStream options ........      (6,444)      (58.27) |         --           --          --           --          --           --
Adjustment for Deutsche                                  |
  Telekom merger .............      24,278        15.36  |         --           --          --           --          --           --
Options granted ..............          --           --  |      1,914        83.89       1,399       112.75       4,899         8.00
Options assumed ..............          --           --  |         --           --       6,289        19.32          --           --
Options exercised ............      (1,639)        3.21  |     (3,069)       14.03      (3,910)       15.39        (764)        5.19
Options cancelled ............        (549)       17.47  |       (129)       53.53        (250)       29.16          --           --
                                 ---------               |  ---------                ---------                ---------
Outstanding, end of period ...      22,090        16.21  |      6,444        58.27       7,663        34.02       4,135         8.52
                                 =========               |  =========                =========                =========
Exercisable, end of period ...       6,299         9.88  |      1,888        32.01       3,758        13.57       2,232         6.06


      The weighted average fair value of stock options granted per share was $35.57, $92.10 and $25.97 in 2001, 2000 and 1999, respectively.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2001 (in thousands, except per share data):

                                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                     ---------------------------------------------    ---------------------------
                                                        WEIGHTED        WEIGHTED
                                                         AVERAGE        AVERAGE                      WEIGHTED
                                                     REMAINING LIFE     EXERCISE                      AVERAGE
      RANGE OF EXERCISE PRICES           NUMBER          (YEARS)          PRICE         NUMBER     EXERCISE PRICE
   -------------------------------    -----------    --------------   ----------     -----------   --------------
    $       0.00   -   $      7.60          7,515         6.0         $    2.66     $     3,828   $      2.44
            7.61   -         15.20          2,875         6.3              8.47             953          8.60
           15.21   -         22.80             85         7.7             17.58              38         17.59
           22.81   -         30.39         10,056         8.5             26.26           1,100         29.34
           30.40   -         37.99          1,553         8.3             30.98             380         30.98
   -------------      ------------    -----------    --------------   ---------     -----------   --------------
    $       0.00   -   $     37.99         22,084         7.4         $   16.21     $     6,299   $      9.88
                                      ===========                                   ===========


13. SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

      Selected quarterly consolidated financial information for the years ended December 31, 2001 and 2000 is as follows (dollars in thousands):


                                 TOTAL           OPERATING
QUARTERS ENDED                  REVENUES           LOSS            NET LOSS
-------------------------     ------------     ------------      ------------
March 31, 2000* .........     $    258,444     $   (119,116)     $   (203,330)
June 30, 2000* ..........     $    456,256     $   (264,149)     $   (414,224)
September 30, 2000* .....     $    566,615     $   (507,438)     $   (657,325)
December 31, 2000* ......     $    653,758     $   (562,794)     $   (806,975)
March 31, 2001 ..........     $    732,054     $   (480,493)     $   (651,212)
June 30, 2001 ...........     $    817,238     $   (575,075)     $   (721,572)
September 30, 2001 ......     $    870,775     $   (825,149)     $   (633,393)
December 31, 2001 .......     $    959,234     $   (719,869)     $   (607,525)


----------

      * Certain reclassifications have been made to the quarterly revenue amounts to conform to the annual presentation.

14. RELATED PARTY TRANSACTIONS:

      VoiceStream is party to technical service agreements and reciprocal wholesale agreements with the CIRI Designated Entities which entitle each party to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each party performs as a reseller for the other and related fees are charged and paid between the parties. Through 2001, we earned revenues of $34.6 million ($3.6 million from January 1, 2001 through May 31, 2001 and $31.0 million from June 1, 2001 through December 31, 2001) and incurred expenses of $39.8 million ($3.8 million from January 1, 2001 through May 31, 2001 and $36.0 million from June 1, 2001 through December 31, 2001) related to these agreements, as compared to revenues of $113.8 million and expenses of $138.1 million for the year ended December 31, 2000.

      After our spin-off from Western Wireless, the NOL carryforwards resulting from VoiceStream's cumulative tax losses were transferred from Western Wireless to VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison investment, we paid Western Wireless $20.0 million for the estimated tax benefit of NOLs generated while we were a subsidiary of Western Wireless. This was accounted for as a capital adjustment to Western Wireless in 1999. In 2001, as a result of Western Wireless retaining a portion of the NOLs generated by VoiceStream before the spin-off pursuant to the Tax Sharing agreement between the companies, Western Wireless paid VoiceStream approximately $24.5 million, which was recorded as a capital adjustment.

      Following the T-Mobile merger, Powertel's employees became employees of VoiceStream and we charge Powertel for the compensation and benefit costs of our employees working exclusively on Powertel business. Certain centralized costs are incurred by VoiceStream and are allocated to Powertel, a subsidiary of T-Mobile. Such allocations include the costs of accounting and other administrative functions. These costs are allocated to the respective operational units in a manner that reflects the relative time and associated costs devoted to each of the operational units. Powertel was allocated costs of $19.1 million for the period from June 1, 2001 through December 31, 2001. At December 31, 2001, we have an intercompany receivable due from Powertel of $71.2 million as a result of the allocations as discussed above and transfers of certain fixed assets, inventory and other balance sheet items. This receivable is included on the balance sheet in investments and advances from unconsolidated affiliates.

15. SUBSEQUENT EVENTS

      Subsequent to December 31, 2001, we repaid $134.5 million of our 10 3/8% Senior Notes due on 2009, $10.0 million of our 11 5/8% Senior Notes due 2006, and $15.0 million of our 11 1/2% Senior Notes due 2009. These repayments were funded by borrowings from Deutsche Telekom of $159.5 million.

      Subsequent to December 31, 2001, CIRI has submitted their put exercise notice to VoiceStream for the conversion of their ownership interest in CIVS IV. The exchange is pending approval by the FCC and is expected to close by the end of the second quarter, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      March 4, 2002                 VOICESTREAM WIRELESS CORPORATION

                                    By   /s/       JOHN W. STANTON
                                       ----------------------------------------
                                                   John W. Stanton
                                         Chairman of the Board, Director and
                                               Chief Executive Officer
                                            (Principal Executive Officer)

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

                    SIGNATURES                                TITLE                             DATE
                    ----------                                -----                             ----
By:    /s/        JOHN W. STANTON              Chairman of the Board, Director and          March 4, 2002
    ---------------------------------------          Chief Executive Officer
                  John W. Stanton                 (Principal Executive Officer)


By:    /s/      ROBERT R. STAPLETON                  President and Director                 March 4, 2002
    ---------------------------------------
                Robert R. Stapleton


By:    /s/     BRIAN W. KIRKPATRICK                 Executive Vice President,               March 4, 2002
    ---------------------------------------          Chief Financial Officer
               Brian W. Kirkpatrick               (Principal Financial Officer)


By:    /s/        DONALD GUTHRIE                   Vice Chairman and Director               March 4, 2002
    ---------------------------------------
                  Donald Guthrie


By:    /s/        ALLYN P. HEBNER                 Vice President and Controller             March 4, 2002
    ---------------------------------------      (Principal Accounting Officer)
                  Allyn P. Hebner


By:    /s/     DR. KARL-GERHARD EICK                        Director                        March 4, 2002
    ---------------------------------------
               Dr. Karl-Gerhard Eick


By:    /s/      JEFFREY A. HEDBERG                          Director                        March 4, 2002
    ---------------------------------------
                Jeffrey A. Hedberg


By:    /s/       MAX HIRSCHBERGER                           Director                        March 4, 2002
    ---------------------------------------
                 Max Hirschberger


By:    /s/         KAI-UWE RICKE                            Director                        March 4, 2002
    ---------------------------------------
                   Kai-Uwe Ricke

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

To VoiceStream Wireless Corporation:

      We have audited in accordance with generally accepted auditing standards in the United States, the financial statements of VoiceStream Wireless Corporation and subsidiaries as of December 31, 2000 and for each of the two years in the period ended December 31, 2000 included in this Form 10-K, and have issued our report thereon dated February 7, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the periods discussed above.

/s/ ARTHUR ANDERSEN LLP
Seattle, Washington,
February 7, 2001


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS


(dollars in thousands)                  BALANCE AT      CHARGED TO                                          BALANCE AT
                                        BEGINNING       COSTS AND                                             END OF
                                        OF PERIOD       EXPENSES(1)     DEDUCTIONS(2)       OTHER(3)          PERIOD
                                      ------------     ------------     ------------      ------------     ------------
Year ended December 31, 1999 ....     $      5,715     $     37,000     $    (25,233)              $--     $     17,482
                                      ============     ============     ============      ============     ============
Year ended December 31, 2000 ....     $     17,482     $    162,800     $   (113,618)     $     33,936     $    100,600
                                      ============     ============     ============      ============     ============
Year ended December 31, 2001 ....     $    100,600     $    252,793     $   (241,498)     $      7,899     $    119,794
                                      ============     ============     ============      ============     ============

----------

(1) For the year ended December 31, 2001, amounts charged to costs and expenses were $91.5 million from January 1, 2001 through May 31, 2001 and $161.3 million from June 1, 2001 through December 31, 2001.

(2) Write-offs, net of bad debt recovery.

(3) Recorded in purchase accounting adjustments.