Form 10-Q
period 2002-03-31
VOICESTREAM WIRELESS CORP /DE
filed 2002-05-01
CIK 1097609

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


                        COMMISSION FILE NUMBER 000-29667


                        VOICESTREAM WIRELESS CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                     91-1983600
-------------------------------------------           --------------------------
     (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                       Identification No.)

         12920 - 38TH STREET S.E.
          BELLEVUE, WASHINGTON                                  98006
-------------------------------------------           --------------------------
  (Address of principal executive offices)                     (Zip Code)

                                 (425) 378-4000
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 TITLE                             SHARES OUTSTANDING AS OF MAY 1, 2002
                 -----                             ------------------------------------
Common Stock, par value $.000001 per share                      269,738,185

        This registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


================================================================================

                        VOICESTREAM WIRELESS CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31,
             2001 .......................................................................  3
          Condensed Consolidated Statements of Operations and Comprehensive Loss for
             the three months ended March 31, 2002 and 2001 .............................  4
          Condensed Consolidated Statements of Cash Flows for the three months ended
            March 31, 2002 and 2001 .....................................................  5
          Notes to Condensed Consolidated Financial Statements ..........................  6
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS (Abbreviated pursuant to General Instruction H(2).).............. 11

PART II - OTHER INFORMATION
      ITEM 1. LEGAL PROCEEDINGS ......................................................... 18
      ITEM 2. CHANGES IN SECURITIES ..................................................... 18
      ITEM 3. DEFAULTS UPON SENIOR SECURITIES ........................................... 18
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................... 18
      ITEM 5. OTHER INFORMATION ......................................................... 18
      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .......................................... 18

                        VOICESTREAM WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)


                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    2002               2001
                                                                                ------------       ------------
                                                                                (unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents ...............................................    $     50,410       $         --
     Accounts receivable, net of allowance for doubtful accounts
        of $118,496 and $119,794, respectively ...............................         553,263            602,767
     Inventory ...............................................................         177,816            153,432
     FCC license deposits and other current assets ...........................         347,981            308,528
                                                                                  ------------       ------------
          Total current assets ...............................................       1,129,470          1,064,727

Property and equipment, net of accumulated depreciation of
     $569,915 and $384,372, respectively .....................................       3,436,864          3,390,103
Goodwill .....................................................................      16,271,365         16,265,790
Licensing costs and other intangible assets, net of accumulated
     amortization of $262,938 and $184,057, respectively .....................      19,411,823         19,487,269
Investments in and advances to unconsolidated affiliates .....................       1,090,676            994,976
Other assets and investments .................................................          37,953             37,055
                                                                                  ------------       ------------
                                                                                  $ 41,378,151       $ 41,239,920
                                                                                  ============       ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable ........................................................    $    146,594       $    198,530
     Accrued liabilities .....................................................         630,532            647,590
     Deferred revenue ........................................................          91,412             75,996
     Construction accounts payable ...........................................         180,801            348,600
                                                                                  ------------       ------------
          Total current liabilities ..........................................       1,049,339          1,270,716

Long-term debt ...............................................................       1,687,178          1,861,518
Long-term notes payable to affiliates ........................................       4,946,928          4,110,393
Deferred tax liability .......................................................       6,869,415          3,565,286
Other long-term liabilities ..................................................          22,868             24,336
Minority interest in equity of consolidated subsidiaries .....................          51,202             51,287

VoiceStream voting preferred stock; $0.001 par value;
     100,000,000 shares authorized; 3,906,250 shares issued and outstanding ..       5,000,000          5,000,000

Commitments and contingencies (see Note 5)

Shareholder's equity:
     Common stock, $0.000001, and paid-in capital; 1.0 billion shares
       authorized, 269,738,185 shares issued and outstanding .................      26,851,821         26,851,821
     Deferred stock compensation .............................................         (32,178)           (35,891)
     Accumulated other comprehensive income (loss) ...........................          (2,684)               655
     Accumulated deficit .....................................................      (5,065,738)        (1,460,201)
                                                                                  ------------       ------------
          Total shareholder's equity .........................................      21,751,221         25,356,384
                                                                                  ------------       ------------
                                                                                  $ 41,378,151       $ 41,239,920
                                                                                  ============       ============


     See accompanying notes to condensed consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (dollars in thousands)
                                   (unaudited)


                                                                      FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     -----------------------------
                                                                         2002      |       2001
                                                                     -----------   |   -----------
                                                                                   |
Revenues                                                                           |
     Subscriber revenues ........................................... $   729,188   |   $   500,203
     Prepaid revenues ..............................................     112,217   |        93,909
     Roamer revenues ...............................................      50,318   |        44,015
     Equipment sales ...............................................     100,002   |        82,433
     Affiliate and other revenues ..................................      23,842   |        11,494
                                                                     -----------   |   -----------
          Total revenues ...........................................   1,015,567   |       732,054
                                                                     -----------   |   -----------
Operating expenses:                                                                |
     Cost of service (excludes stock-based compensation of $891                    |
       and $366, respectively) .....................................     216,203   |       164,487
     Cost of equipment sales .......................................     184,372   |       158,494
     General and administrative (excludes stock-based                              |
       compensation of $2,079 and $1,485, respectively) ............     275,279   |       275,273
     Sales and marketing (excludes stock-based compensation                        |
       of $743 and $305, respectively) .............................     296,459   |       280,966
     Depreciation and amortization .................................     264,922   |       331,171
     Stock-based compensation ......................................       3,713   |         2,156
                                                                     -----------   |   -----------
          Total operating expenses .................................   1,240,948   |     1,212,547
                                                                     -----------   |   -----------
                                                                                   |
Operating loss .....................................................    (225,381)  |      (480,493)
                                                                     -----------   |   -----------
Other income (expense):                                                            |
     Interest and financing expense ................................     (48,782)  |      (135,645)
     Equity in net losses of unconsolidated affiliates .............     (27,673)  |       (42,916)
     Interest income and other, net ................................         428   |        12,541
     Accretion of preferred stock of consolidated subsidiary .......          --   |        (4,699)
                                                                     -----------   |   -----------
          Total other income (expense) .............................     (76,027)  |      (170,719)
                                                                     -----------   |   -----------
                                                                                   |
Net loss before income taxes .......................................    (301,408)  |      (651,212)
Income tax expense .................................................  (3,304,129)  |            --
                                                                     -----------   |   -----------
Net loss ...........................................................  (3,605,537)  |      (651,212)
                                                                                   |
Other comprehensive income (loss):                                                 |
     Foreign currency translation adjustment .......................      (2,510)  |        (3,705)
     Equity in net unrealized income (loss) on investment                          |
       in securities held by unconsolidated affiliate ..............        (727)  |        20,936
     Net unrealized income (loss) on available-for-                                |
       sale securities .............................................        (102)  |        15,472
                                                                     -----------   |   -----------
          Total other comprehensive income (loss) ..................      (3,339)  |        32,703
                                                                     -----------   |   -----------
Comprehensive loss ................................................. $(3,608,876)  |   $  (618,509)
                                                                     ===========   |   ===========



     See accompanying notes to condensed consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                     FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    -----------------------------
                                                                        2002       |      2001
                                                                    -----------    |  -----------
                                                                                   |
Operating activities:                                                              |
     Net loss ....................................................  $(3,605,537)   |  $  (651,212)
     Adjustments to reconcile net loss to net cash used in                         |
       operating activities:                                                       |
          Depreciation and amortization ..........................      264,922    |      331,171
          Income tax expense .....................................    3,304,129    |           --
          Amortization of debt discount and premium ..............        4,685    |       13,538
          Equity in net losses of unconsolidated affiliates ......       27,673    |       42,916
          Stock-based compensation ...............................        3,713    |        2,156
          Allowance for bad debts ................................       (1,298)   |        3,674
          Other, net .............................................        6,266    |       (6,158)
          Changes in operating assets and liabilities,                             |
            net of effects of purchase accounting:                                 |
               Accounts receivable ...............................       50,802    |       28,524
               Inventory .........................................      (24,384)   |       64,918
               Other current assets ..............................      (46,181)   |        2,043
               Accounts payable ..................................      (51,936)   |     (101,640)
               Accrued liabilities ...............................      (14,706)   |       92,450
                                                                    -----------    |  -----------
       Net cash used in operating activities .....................      (81,852)   |     (177,620)
                                                                    -----------    |  -----------
Investing activities:                                                              |
     Purchases of property and equipment .........................     (407,031)   |     (563,617)
     Additions to licensing costs and other intangible assets ....       (5,575)   |           --
     Acquisitions of wireless properties, net of cash acquired ...         (112)   |     (297,170)
     Sales of short-term investments, net ........................           --    |    1,020,296
     Investments in and advances to unconsolidated
       affiliates, net ...........................................     (108,651)   |      (61,327)
     Refund of deposit held by FCC ...............................           --    |       49,589
     Other, net ..................................................           --    |       34,205
                                                                    -----------    |  -----------
       Net cash provided by (used in) investing activities .......     (521,369)   |      181,976
                                                                    -----------    |  -----------
Financing activities:                                                              |
     Net proceeds from issuance of common and preferred stock ....           --    |       11,345
     Long-term debt repayments ...................................     (182,904)   |      (32,113)
     Long-term debt borrowings from affiliates ...................      836,535    |           --
     Cash entitlements on conversion of preferred stock of                         |
       consolidated subsidiary ...................................           --    |      (61,258)
                                                                    -----------    |  -----------
       Net cash provided by (used in) financing activities .......      653,631    |      (82,026)
                                                                    -----------    |  -----------
Change in cash and cash equivalents ..............................       50,410    |      (77,670)
Cash and cash equivalents, beginning of period ...................           --    |    1,154,896
                                                                    -----------    |  -----------
Cash and cash equivalents, end of period .........................  $    50,410    |  $ 1,077,226
                                                                    ===========    |  ===========


     See accompanying notes to condensed consolidated financial statements.

                        VOICESTREAM WIRELESS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION

     VoiceStream Wireless Corporation ("VoiceStream," "we" or "us") provides personal communications services ("PCS") primarily in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and financial statement presentation

     The condensed consolidated financial statements of VoiceStream and its consolidated subsidiaries include the accounts of all majority and minority-owned subsidiaries that are controlled by VoiceStream. Affiliates that are 20 percent to 50 percent owned are generally accounted for using the equity method. Intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements of VoiceStream as of March 31, 2002 and December 31, 2001, and for the three month periods ended March 31, 2002 and 2001, reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below.

     The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the merger. As a result of this new basis, our condensed consolidated financial position, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger.

     Long-lived assets

     Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002, we periodically evaluate whether there has been any indication of impairment of our long-lived assets. As of March 31, 2002, there has been no such indication of impairment.

     On January 1, 2002, we changed the useful lives of our towers and related assets from 10 years to 20 years, which we believe more accurately represents the economic lives of these assets. This change in estimate resulted in a decrease in depreciation and amortization expense of approximately $42.3 million for the three month period ended March 31, 2002.

     Intangible assets

     On January 1, 2002, we adopted SFAS No. 142 ("Goodwill and Other Intangible Assets"). Upon adoption, we ceased amortization of goodwill. Additionally, we ceased amortization of our spectrum licenses as we determined that these assets meet the definition of indefinite life intangible assets under SFAS No. 142. We completed the assessments for impairment of our goodwill and indefinite life intangible assets required upon implementation of SFAS No. 142 and determined that these assets were not impaired. In the future, impairment must be assessed at least annually for these assets, or when indication of impairment exists (see
Note 3).

     SFAS No. 109 ("Accounting for Income Taxes") stipulates that a valuation allowance must be recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Upon cessation of the amortization of spectrum licensing costs in connection with our adoption of SFAS No. 142, the realization of income, as defined under SFAS No. 109, from the reversal of the related deferred tax liabilities is no longer assured within our net operating loss ("NOL") carryforward period. Accordingly, we recorded a one-time non-cash charge to income tax expense of approximately $3.3 billion for the three months ended March 31, 2002 to establish a valuation allowance against our deferred tax assets.

     Basis of Presentation

     The accompanying financial data as of March 31, 2002 and 2001, and for the three months then ended has been prepared by VoiceStream, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, VoiceStream believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in VoiceStream's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary for a fair presentation of our financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001, have been made. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of expected operating results for the full fiscal year or any future periods.

     Reclassifications

     Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill

     Upon adoption of SFAS No. 142, as described in Note 2 above, we ceased amortizing goodwill on January 1, 2002 resulting in a decrease in depreciation and amortization expense of $209.4 million for the three month period ended March 31, 2002.

     Licensing costs and other intangible assets

     Upon adoption of SFAS No. 142, as discussed in Note 2 above, we ceased amortizing our licensing costs on January 1, 2002, resulting in a decrease in depreciation and amortization expense of $192.3 million for the three month period ended March 31, 2002.

                                USEFUL        MARCH 31,            DECEMBER 31,
(dollars in thousands)          LIVES           2002                  2001
                               ---------     -----------           ------------
                                             (unaudited)
Intangible assets subject
  to amortization:
    Subscriber list..........    3 years     $  579,630            $   579,630
    Tradename................  1-4 years        300,000                300,000
                                             -----------           -----------
                                                 879,630               879,630
Accumulated amortization.....                   (262,938)             (184,057)
                                             -----------           -----------
                                                 616,692               695,573
                                             -----------           -----------
Intangible assets not subject
  to amortization:
    Licensing costs..........                 18,795,131            18,791,696
                                             -----------           -----------
                                             $19,411,823           $19,487,269
                                             ===========           ===========

     Amortization Expense

     The following table presents current and expected amortization expense for each of the following periods (dollars in thousands):

     Aggregate amortization expense:
         For the three months ended March 31, 2002 ........        $ 79,339

     Expected amortization expense:
         For the remainder of 2002 ........................        $236,187

         For the years ending December 31,
           2003 ...........................................        $237,210
           2004 ...........................................        $124,504
           2005 ...........................................        $ 18,333
           2006 ...........................................        $     --
           2007 ...........................................        $     --


     Reconciliation of reported net loss to adjusted net loss

     The following table reconciles our net loss adjusted to exclude depreciation and amortization expense related to goodwill and intangible assets, assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (dollars in thousands):

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                   2002            2001
                                               -----------       ---------
     Reported net loss ..................      $(3,605,537)      $(651,212)
       Add back amortization, net of tax:
         Goodwill .......................               --          33,800
         License ........................               --         118,200
                                               -----------       ---------
     Adjusted net loss ..................      $(3,605,537)      $(499,212)
                                               ===========       =========

4. LONG-TERM DEBT AND NOTES PAYABLE TO AFFILIATES

     During the three months ended March 31, 2002, we purchased on the open market, and retired outstanding debt as follows: $134.5 million of our 10 3/8% Senior Notes due in 2009, together with premiums of $18.4 million; $10.0 million of our 11 7/8% Senior Notes due in 2009, together with discounts of $1.1 million; and $15.0 million of our 11 1/2% Senior Notes due in 2009, together with premiums of $2.3 million. These repayments were funded by borrowings from Deutsche Telekom. The weighted average effective interest rate was 7.9% for the three months ended March 31, 2002, as compared with 10.3% for the same period in 2001.

5. COMMITMENTS AND CONTINGENCIES

     On May 3, 1999, Western Wireless Corporation ("Western Wireless") distributed its entire 80.1% interest in VoiceStream's common shares to its stockholders. Prior to this "spin-off," Western Wireless obtained a favorable ruling from the IRS indicating that the spin-off would not result in the recognition of gain or taxable income to Western Wireless or its stockholders. However, Western Wireless could still recognize gain upon the spin-off, notwithstanding the favorable IRS ruling, if it is determined that the spin-off was part of a "prohibitive plan," that is, a plan or series of related transactions in which one or more persons acquire, directly or indirectly, 50% or more of VoiceStream's stock. Acquisitions of 50% or more of VoiceStream's stock occurring during the four year period beginning two years before the spin-off could give rise to a rebuttable presumption that the spin-off was part of a prohibited plan. Although it is not assured, VoiceStream believes that the spin-off, subsequent mergers, including the T-Mobile merger, and certain investments by Hutchison Telecommunications PCS (USA) Limited and Sonera Corporation in 2000 were not pursuant to a "prohibitive plan."

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

6. RELATED PARTY TRANSACTIONS

     VoiceStream is party to technical service agreements and reciprocal wholesale agreements with Cook Inlet/VS GSM IV PCS Holdings, LLC ("CIVS IV") and Cook Inlet/VS GSM V PCS Holdings, LLC ("CIVS V"), (hereafter referred to as the "CIRI Designated Entities"), which are controlled by Cook Inlet Region, Inc. ("CIRI") through certain of it subsidiaries. The agreements entitle each party to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each party performs as a reseller for the other and related fees are charged and paid between the parties. For the three months ended March 31, 2002, we earned revenues of $19.7 million and incurred expenses of $24.8 million related to these agreements, as compared to revenues of $1.4 million and immaterial expenses for the same period in 2001. In April 2002, we acquired the remaining outstanding interest in CIVS IV, see Note 7 for additional discussion.

     Following the T-Mobile merger, Powertel's employees became employees of VoiceStream and we charge Powertel directly for the compensation and benefit costs of our employees working exclusively on Powertel business and for certain centralized services and functions, including accounting and other administrative functions. The cost of these centralized services and functions are charged to Powertel in a manner that reflects the relative time and associated costs devoted to each of the operational units. Powertel was charged $14.8 million for the costs of these centralized services and functions for the three months ended March 31, 2002. At March 31, 2002, we have an intercompany receivable due from Powertel of $185.2 million, including $140.0 million related to our repaying a credit facility on behalf of a consolidated subsidiary of Powertel. The remainder is as a result of the charges as discussed above and transfers of certain fixed assets, inventory and other balance sheet items. This receivable is included on the balance sheet in investments in and advances to unconsolidated affiliates.

7. SUBSEQUENT EVENTS

     In April 2002, we acquired the remaining outstanding interest in CIVS IV from Cook Inlet Mobile Corporation ("Cook Inlet Mobile"), a subsidiary of CIRI, in exchange for $6.0 million in cash and 1,277,048 Deutsche Telekom shares. The Deutsche Telekom shares included in the transaction were provided to us through an equity contribution from Deutsche Telekom.

     Additionally, in April 2002, certain licenses that were not able to be transferred to us under the FCC's Designated Entity rules from CIVS IV were assigned to a subsidiary of Cook Inlet/VS GSM VI PCS Holdings, LLC ("CIVS VI"), a joint venture between Cook Inlet Mobile and VoiceStream which qualifies as a Designated Entity. In connection with the assignment of these licenses to CIVS VI, we granted Cook Inlet Mobile certain rights, but no obligation, to exchange its ownership interest in CIVS VI for a combination of Deutsche Telekom shares and cash. Cook Inlet Mobile's exchange rights are conditioned by the FCC's Designated Entity rules and our legal ability to hold C and F block licenses at the time of the exchange under such rules. The grant of the exchange rights resulted in our recording an additional investment in CIVS VI in April 2002, which will be amortized over the life of the exchange right, ending 2004. CIVS VI will be accounted for under the equity method.

     On April 1, 2002, we acquired the remaining outstanding interest in PCS One Corporation ("PCS One") for approximately $78.6 million in cash and the assumption of outstanding liabilities. PCS One had long-term debt of $78.5 million which we repaid following the acquisition of PCS One in April 2002. PCS One provides PCS service in urban markets in central Pennsylvania, including Harrisburg, Lancaster and Reading.

     At March 31, 2002, Voicestream and CIVS V had FCC deposits of $195.9 million still pending with the FCC for as yet ungranted licenses from Auction 35 for which we or CIVS V were the high bidder. The ungranted licenses were originally held by either NextWave Communications Inc. or NextWave Power Partners Inc. ("NextWave") or Urban Comm-North Carolina, Inc., all of which declared bankruptcy. The FCC has not granted these remaining licenses due to pending administrative and judicial challenges related to the auction process, including a decision issued by the United States Court of Appeals for the District of Columbia Circuit on June 22, 2001. The court held that the FCC had erroneously cancelled licenses previously acquired by NextWave in earlier auctions, when NextWave, upon declaring bankruptcy, failed to make installment payments for those licenses. The FCC, as well as VoiceStream and other Auction 35 winning bidders, filed petitions with the United States Supreme Court seeking review of the Court of Appeals' decision. On March 4, 2002, the Supreme Court granted the petitions. Pending the outcome of the Supreme Court case, VoiceStream and other Auction 35 winning bidders requested that the FCC refund their down payments. On March 27, 2002, the FCC issued an order to refund all but 15% of the down payment, which equals three percent of the total net winning bids. In this order, the FCC also declared that the auction winners would be required to pay the full amount of their winning bids if the FCC prevailed in the pending litigation. On April 29, 2002 VoiceStream and CIVS V received refunds of 85% of the outstanding FCC deposits totaling $81.0 million and $85.5 million, respectively. CIVS V then distributed $43.2 million to VoiceStream and $42.3 million to a subsidiary of CIRI, the members of CIVS V.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (Abbreviated pursuant to General Instruction H (2).)

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

     Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; technology changes; competition; changes in business strategy or development plans; the leverage of VoiceStream; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against VoiceStream; and other factors referenced in VoiceStream's filings with the Securities and Exchange Commission. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. VoiceStream disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     Unless the context requires otherwise, "VoiceStream," "we," "our" and "us" include us and our predecessors and subsidiaries.

     The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2001. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, sales and marketing programs and incentives, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We recognize service revenues based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, actual write-offs may be higher than expected. We record accruals associated with sales and marketing promotions and incentives. These accruals are based primarily on historical take-rates of similar promotions or offers. When recording depreciation expense associated with our wireless communications equipment, we use estimated useful lives. As a result of changes in technology and industry conditions, we periodically evaluate the useful lives of our wireless communications equipment. These evaluations could result in a change in useful lives in future periods. SFAS No. 142 requires us to cease amortizing goodwill and other intangible assets with indefinite lives, including spectrum licenses, and establishes a new method of testing goodwill and intangible assets with indefinite lives for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We hold non-controlling investments in several entities for which we apply the equity or cost method of accounting. We record impairments associated with these investments when we determine that the market value of the investment is below our net book value and the decline is deemed to be other than temporary. Volatility in market prices of these investments, or poor operating performance of these entities could result in the future values of these investments declining below our carrying value.

OVERVIEW

     We provide PCS services using GSM technology primarily in urban markets in the United States through the ownership and operation of PCS licenses and through contractual relationships with entities in which we have non-controlling ownership interests that own and operate similar licenses. We directly charge Powertel, a subsidiary of T-Mobile, for the compensation and benefit costs of our employees working exclusively on Powertel business. We also charge Powertel for certain centralized services and functions including accounting and other administrative functions. The cost of these centralized services and functions are charged to Powertel in a manner that reflects the relative time and associated costs devoted to it.

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

     The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the merger. As a result of this new basis, our condensed consolidated financial position, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The following discussion and analysis refers to the results and activities for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

     Operating markets

     We commenced operations in 1996 in various markets in the western United States and have expanded operations through the addition of numerous new markets in subsequent years. We have added significant operational markets through acquisitions at varying stages of maturity and have converted the acquired markets to the VoiceStream brand and otherwise integrated the operations of the acquired businesses. Due to these factors, revenues and expenses recognized during any period may not be comparable to other periods and may not be representative of future operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The following table sets forth certain financial data as it relates to our operations (dollars in thousands):

                                           THREE MONTHS ENDED MARCH 31,
                                       ---------------------------------
                                            2002      |         2001               CHANGE           % CHANGE
                                       -------------  |    -------------       -------------        --------
                                                      |
Revenues:                                             |
  Subscriber revenues ..............   $     729,188  |    $     500,203       $     228,985           45.8%
  Prepaid revenues .................         112,217  |           93,909              18,308           19.5%
  Roamer revenues ..................          50,318  |           44,015               6,303           14.3%
  Equipment sales ..................         100,002  |           82,433              17,569           21.3%
  Affiliate and other revenues .....          23,842  |           11,494              12,348          107.4%
                                       -------------  |    -------------       -------------         ------
     Total revenues ................       1,015,567  |          732,054             283,513           38.7%
                                       -------------  |    -------------       -------------         ------
Operating expenses:                                   |
  Cost of service ..................         216,203  |          164,487              51,716           31.4%
  Cost of equipment sales ..........         184,372  |          158,494              25,878           16.3%
  General and administrative .......         275,279  |          275,273                   6            0.0%
  Sales and marketing ..............         296,459  |          280,966              15,493            5.5%
  Depreciation and amortization ....         264,922  |          331,171             (66,249)         (20.0%)
  Stock-based compensation .........           3,713  |            2,156               1,557           72.2%
                                       -------------  |    -------------       -------------         ------
     Total operating expenses ......       1,240,948  |        1,212,547              28,401            2.3%
                                       -------------  |    -------------       -------------         ------
Operating Loss .....................        (225,381) |         (480,493)            255,112           53.1%
Other income (expense) .............         (76,027) |         (170,719)             94,692           55.5%
Income tax expense .................      (3,304,129) |               --          (3,304,129)          N.M.
                                       -------------  |    -------------       -------------         ------
Net loss ...........................   $  (3,605,537) |    $    (651,212)      $  (2,954,325)        (453.7%)
                                       =============  |    =============       =============         ======
                                                      |
Adjusted EBITDA(1)..................   $      43,254  |    $    (147,166)      $     190,420           N.M.
                                       =============  |     =============       =============         ======
                                                      |
Cash flows provided by (used in):                     |
  Operating activities .............   $     (81,852) |    $    (177,620)      $      95,768           53.9%
                                       =============  |    =============       =============         ======
  Investing activities .............   $    (521,369) |    $     181,976       $    (703,345)          N.M.
                                       =============  |    =============       =============         ======
  Financing activities .............   $     653,631  |    $     (82,026)      $     735,657           N.M.
                                       =============  |     =============       =============         ======

Other Data:
Licensed population ................     237,894,000         235,537,000           2,357,000            1.0%
Covered population .................     144,776,000         111,500,000          33,276,000           29.8%

Subscribers/Users:
Post pay subscribers ...............       5,078,400           3,343,500           1,734,900           51.9%
Prepaid customers ..................       1,237,100           1,046,600             190,500           18.2%

----------
(1) Adjusted EBITDA represents operating income (loss) before depreciation, amortization and non-cash stock-based compensation. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity.

REVENUES

     The overall $253.6 million (39.7%) increase in service revenues (subscriber, prepaid and roamer revenues) to $891.7 million for the three months ended March 31, 2002 is due primarily to internal growth in existing VoiceStream markets and market launches during 2001.

     Subscriber revenues increased $229.0 million (45.8%) to $729.2 million for the three months ended March 31, 2002. The increase is primarily the result of growth in our post pay subscriber base from 3,343,500 at March 31, 2001 to 5,078,400 at March 31, 2002. There were 520,500 net additions during the three month period ended March 31, 2002, due to internal growth, as compared to 511,100 net additions during the three month period ended March 31, 2001, of which 26,400 were from acquisitions. The high rate of post pay subscriber growth is attributable primarily to our competitive rate plan offerings and the success of our advertising campaigns.

     Prepaid service revenues increased $18.3 million (19.5 %) to $112.2 million for the three months ended March 31, 2002, as compared to the same period in 2001. Our prepaid customer base grew to 1,237,100 at March 31, 2002 from 1,046,600 at March 31, 2001. During the three months ended March 31, 2002, our prepaid customer base decreased by 24,000 compared to net additions of 75,700 during same period in 2001. The reduction in prepaid customers reflects the high rate of churn in the prepaid business and our business strategy that emphasizes post pay subscriber growth.

     We believe our "Get More" marketing strategy and the popularity of our competitive rate plans, including our "Whenever, Wherever Get More" rate plans, have contributed significantly to our rapid subscriber growth. In addition, in connection with our merger with T-Mobile, we introduced "Global Wireless by T-Mobile" as part of the VoiceStream brand logo. We plan to phase out the VoiceStream brand name by the end of 2002, forming a cohesive international wireless brand using the T-Mobile name. Also, our association with T-Mobile has allowed us to offer our customers with dual band and tri band phones the ability to roam internationally in over 80 countries at a flat rate usage fee per minute through our WorldClass Roaming plan.

     Total service revenue per average customer ("ARPU") was $49.28 for the three months ended March 31, 2002, as compared to $51.39 for the same period in 2001. Post pay ARPU was $50.72 and $53.26 for the three months ended March 31, 2002 and 2001, respectively. This decrease is due to continual migration of subscribers from older rate plans during 2001, including legacy plans of Omnipoint and Aerial, to our "Get More" offerings and the growing popularity of those plans which include features such as pooling, free long distance and free roaming at lower overall cost. Due to seasonal and other factors, including the results of churn mitigation efforts late in 2001 to encourage migration to current rate plans, we are not expecting a further decline in ARPU in the near term. Prepaid ARPU was $30.18 and $31.03 for the three months ended March 31, 2002 and 2001, respectively.

     Roamer revenues increased $6.3 million (14.3 %) to $50.3 million for the three months ended March 31, 2002. The increase is primarily due to the expansion of our network and new market launches in mid 2001, which expanded our coverage area in 2002, relative to the first quarter 2001. An additional contributor to roamer revenues is our introduction of the T-Mobile WorldClass Roaming plan as described above.

     Equipment sales increased $17.6 million (21.3 %) to $100.0 million for the three months ended March 31, 2002. The increase is due to the greater number of new subscribers added in the three months ended March 31, 2002.

     Affiliate and other revenues increased $12.3 million (107.4 %) to $23.8 million for the three months ended March 31, 2002. This revenue is primarily related to technical service agreements and reciprocal wholesale agreements with unconsolidated CIRI Designated Entities. The increase in 2002 is primarily due to increased usage on our network related to these agreements. Each party acts as a reseller for the other with related fees charged and paid between the parties.

OPERATING EXPENSES

     Cost of service expenses represent network operating expenses incurred in operational markets including the cost of interconnection with LEC facilities, direct cell site costs (insurance, property taxes, repair and maintenance expenses, site leases and utilities), third party roaming costs and long distance toll costs. The increase of $51.7 million (31.4 %) to $216.2 million for the three months ended March 31, 2002, is primarily due to the geographic expansion of our network and increases in network capacity to service our growing customer base. Cost of service as a percentage of service revenues decreased to 24.2% for the three months ended March 31, 2002 from 25.8% for the same period in 2001. Excluding the technical service agreements and reciprocal wholesale agreements with certain unconsolidated CIRI Designated Entities as discussed above, cost of service as a percentage of service revenues was 21.5% and 25.8% for the three months ended March 31, 2002 and 2001, respectively. The decrease is due to efficiencies gained relative to our growing subscriber base. While cost of service expenses are expected to increase due to continuing growth in our subscriber base, we expect cost of service as a percentage of service revenues to generally trend downward as more subscribers are added in newly launched markets and greater economies of scale are realized.

     Cost of equipment sales increased $25.9 million (16.3 %) to $184.4 million for the three months ended March 31, 2002, primarily due to the increase in the number of handsets and wireless data devices sold. The volume increase correlates with the number of new subscribers added during 2002. We generally offer this equipment to our customers below our cost as an incentive for new customers and to respond to competition. We expect these subsidies to remain common industry practice for the foreseeable future.

     General and administrative expenses did not change materially for the three months ended March 31, 2002 as compared to the same period in 2001. On a per average customer per month basis, general and administrative expenses decreased to $15.21 for the three months ended March 31, 2002 from $22.17 for the same period in 2001. The decrease in 2002 reflects improved economies of scale realized in our administrative functions and reduced spending for integrating various administrative functions of Powertel and of Omnipoint Corporation and Aerial Communications, Inc., which were acquired by VoiceStream in 2000. While general and administrative expenses are expected to increase due to continuing growth in our customer base, we expect the cost per customer to continue trending downward as greater economies of scale are realized and as we complete the full integration of the acquired companies and Powertel.

     Sales and marketing costs increased $15.5 million (5.5 %) to $296.5 million for the three months ended March 31, 2002. This increase is attributable to higher sales commissions and other selling costs associated with our continued subscriber growth, together with marketing costs associated with advertising in additional markets launched in 2001. Sales and marketing costs per customer added, commonly referred to as Cost per Gross Add ("CPGA"), which includes the loss on equipment sales, totaled $298 for the three months ended March 31, 2002, as compared to $335 for the same period in 2001. CPGA has been on a downward trend since 1998 with the current year decline reflecting the economies of marketing on a national scale, a decrease in equipment subsidies provided to the customer and the absence of any major market launches during or immediately preceding the 2002 period.

     Depreciation and amortization expense decreased $66.2 million (20.0 %) to $264.9 million for the three months ended March 31, 2002. This decrease is primarily due to the adoption of SFAS No. 142, ("Goodwill and Other Intangible Assets") on January 1, 2002. Upon adoption, we ceased amortization of goodwill. Additionally, we ceased amortization of our spectrum licenses as we determined that these assets meet the definition of indefinite life intangible assets under SFAS No. 142. We completed the assessments for impairment of our goodwill and indefinite life intangible assets required upon implementation of SFAS No. 142 and determined that these assets were not impaired. In the future, impairment must be assessed at least annually for these assets, or when indication of impairment exists. Adoption of SFAS No. 142 resulted in a decrease in depreciation and amortization expense of $401.7 million for the three month period ended March 31, 2002. We also recognized a decrease in depreciation expense due to changing the estimated useful lives of certain non-electronic fixed assets from 10 years to 20 years on January 1, 2002. This resulted in a decrease in depreciation and amortization expense of $42.3 million for the three month period ended March 31, 2002. With the exception of the changes as described above, our depreciation charges are trending upward due to our increasing asset base arising from acquisitions and capital expenditures related to the on-going expansion of our wireless network.

ADJUSTED EBITDA

     Adjusted EBITDA represents operating income (loss) before depreciation, amortization and non-cash stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information on our operating results, our ability to service our long-term debt and other fixed obligations and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

     Our Adjusted EBITDA was $43.3 million for the three months ended March 31, 2002, representing an improvement of $190.4 million as compared to the same period in 2001. Adjusted EBITDA includes $8.5 million and $13.0 million in retention and bonus expenses related to the T-Mobile merger for the three months ended March 31, 2002 and 2001, respectively. Our Adjusted EBITDA as a percentage of total revenue was 4.3% for the three months ended March 31, 2002, compared to an Adjusted EBITDA loss of 20.1% of total revenue for the same period in 2001. The increase in Adjusted EBITDA in 2002 is due to several factors including increased economies of scale, reduced costs associated with the integration of acquired companies and the earnings leverage achieved as the number of new customers added becomes proportionately smaller relative to the greater size of our customer base. This last factor results in sales and marketing costs growing at a lower rate than revenues, increasing Adjusted EBITDA.

     The following table reconciles Adjusted EBITDA as discussed above to our net loss (dollars in thousands):

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------
                                                      2002               2001
                                                  -----------         ---------
Adjusted EBITDA (loss) ......................     $    43,254         $(147,166)
  Depreciation and amortization .............        (264,922)         (331,171)
  Stock-based compensation ..................          (3,713)           (2,156)
  Other income (expense) ....................         (76,027)         (170,719)
  Income tax expense ........................      (3,304,129)               --
                                                  -----------         ---------
Net loss ....................................     $(3,605,537)        $(651,212)
                                                  ===========         =========

OTHER INCOME (EXPENSE) AND INCOME TAX EXPENSE

     Interest and financing expense was $48.8 million and $135.6 million for the three months ended March 31, 2002 and 2001, respectively, net of capitalized interest of $44.6 million and $9.3 million for the same periods in 2002 and 2001, respectively. The increase in capitalized interest reflects the interest capitalized related to the build out of the California market in anticipation of the California launch in mid 2002. The overall reduction in interest expense before capitalized interest is primarily due to a decrease in the average interest rate of our debt beginning in the second half of 2001, as we replaced third party debt with notes payable to Deutsche Telekom bearing interest at lower rates. The weighted average effective interest rate, before capitalized interest, was 7.9% for the three months ended March 31, 2002, as compared to 10.3% for the same period in 2001.

     Equity in net losses of unconsolidated affiliates decreased $15.2 million (35.5%) to $27.7 million for the three months ended March 31, 2002, as three of the unconsolidated entities contributing to the prior year loss were acquired during 2001.

     SFAS No. 109 ("Accounting for Income Taxes") stipulates that a valuation allowance must be recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Upon cessation of the amortization of spectrum licensing costs in connection with our adoption of SFAS No. 142, the realization of income, as defined under SFAS No. 109, from the reversal of the related deferred tax liabilities is no longer assured within our net operating loss ("NOL") carryforward period. Accordingly, we recorded a one-time non-cash charge to income tax expense of approximately $3.3 billion for the three months ended March 31, 2002 to establish a valuation allowance against our deferred tax assets. This adjustment reflects the SFAS No. 109 tax accounting requirements and is not based on any changes to our business model, future prospects, the value of our licenses or any current or future cash tax payments. This valuation allowance does not reflect any change in our assessment of the likelihood of utilizing the tax NOL carryforwards on a cash tax basis in the future. We will continue to evaluate the need for this valuation allowance for accounting purposes using the more likely than not criteria contained in SFAS No. 109 to determine if we can reverse all or part of the allowance in the future.

NET LOSS

     Our net loss increased $3.0 billion to $3.6 billion for the three months ended March 31, 2002. The increase in 2002 is primarily due to the one-time $3.3 billion income tax expense related to the adoption of SFAS No. 142 as described above. Excluding the one-time non-cash income tax expense charge, our net loss was $301.4 million, representing a decrease of $349.8 million from the same period in 2001. This decrease is primarily due to a reduction in amortization expense of intangible assets of $401.7 million, also as a result of the adoption of SFAS No. 142.

CAPITAL EXPENDITURES

     Capital expenditures decreased $156.6 million (27.8%) to $407.0 million for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is due to reduced build out activity in 2002. In the first quarter of 2001, we were building out two major markets, Chicago and New Orleans. We are planning to launch the California market in 2002 without major build-out expenditures through a joint venture with Cingular Wireless LLC ("Cingular") to share their GSM network in California and ours in New York. We expect to incur significant additional capital expenditures in 2002, directly and through joint ventures in which we hold interests, for license purchases, coverage and capacity expansion of operating markets and the development and expansion of new markets. The level of our actual capital expenditures are dependent on opportunities that arise over the course of the year and on funding availability. We expect that our future funding requirements will be provided by our parent company T-Mobile, Deutsche Telekom, or its affiliates.

PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

         Except as referenced in our Form 10-K for the year ended December 31, 2001, there are no material, pending legal proceedings to which we or our affiliates is a party or of which any of our or their property is subject which, if adversely decided, would have a material adverse effect on our financial position, results of operations or cash flows.

    ITEM 2. CHANGES IN SECURITIES

        (a) None.

        (b) None.

        (c) None.

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

    ITEM 5. OTHER INFORMATION

        None.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     May 1, 2002                         VOICESTREAM WIRELESS CORPORATION




                SIGNATURES                                   TITLE                          DATE
                ----------                                   -----                          ----
By:     /s/ BRIAN W. KIRKPATRICK                     Executive Vice President,            May 1, 2002
    ----------------------------------------         Chief Financial Officer
            Brian W. Kirkpatrick                     (Principal Financial Officer)


By:     /s/  ALLYN P. HEBNER                         Vice President and Controller        May 1, 2002
    ----------------------------------------         (Principal Accounting Officer)
             Allyn P. Hebner