Form 10-Q
period 2002-06-30
VOICESTREAM WIRELESS CORP /DE
filed 2002-08-14
CIK 1097609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER 000-29667

VOICESTREAM WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	91-1983600

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12920 - 38 TH STREET S.E. BELLEVUE, WASHINGTON	98006

(Address of principal executive offices)	(Zip Code)

(425) 378-4000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 1, 2002

Common Stock, par value $.000001 per share	269,738,185

     This registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

VOICESTREAM WIRELESS CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

Page

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2002, for the period from April 1, 2001 through May 31, 2001 and the one month ended June 30, 2001, and for the five months ended May 31, 2001 and the one month ended June 30, 2001	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and for the five months ended May 31, 2001 and the one month ended June 30, 2001	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Abbreviated pursuant to General Instruction H(2).)	12
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. CHANGES IN SECURITIES	20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20
SIGNATURES	21

VOICESTREAM WIRELESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,811	$—
Accounts receivable, net of allowance for doubtful accounts of $128,775 and $119,794, respectively	613,381	602,767
Inventory	154,481	153,432
Other current assets including FCC license deposits	204,965	308,528

Total current assets	994,638	1,064,727
Property and equipment, net of accumulated depreciation of $770,171 and $384,372, respectively	3,753,196	3,390,103
Goodwill	16,286,755	16,265,790
Licensing costs	19,148,423	18,791,696
Other intangible assets, net of accumulated amortization of $341,819 and $184,057, respectively	537,811	695,573
Investments in and advances to unconsolidated affiliates	1,196,542	994,976
Other assets and investments	73,966	37,055

	$41,991,331	$41,239,920

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$181,505	$198,530
Accrued liabilities	662,255	647,590
Deferred revenue	93,070	75,996
Construction accounts payable	191,865	348,600

Total current liabilities	1,128,695	1,270,716
Long-term debt	1,636,313	1,861,518
Long-term notes payable to affiliates	5,900,777	4,110,393
Deferred tax liabilities	6,852,959	3,565,286
Other long-term liabilities	2,632	24,336

Total long-term liabilities	14,392,681	9,561,533
Minority interest in equity of consolidated subsidiaries	8,725	51,287
Voting preferred stock; $0.001 par value; 100,000,000 shares authorized; 3,906,250 shares issued and outstanding	5,000,000	5,000,000
Commitments and contingencies (see Note 6)
Shareholder’s equity:
Common stock, $0.000001 par value, and paid-in capital; 1.0 billion shares authorized, 269,738,185 shares issued and outstanding	26,851,821	26,851,821
Deferred stock compensation	(28,465)	(35,891)
Accumulated other comprehensive income (loss)	(142)	655
Accumulated deficit	(5,361,984)	(1,460,201)

Total shareholder’s equity	21,461,230	25,356,384

	$41,991,331	$41,239,920

See accompanying notes to condensed consolidated financial statements.

VOICESTREAM WIRELESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in thousands)
(unaudited)

	Three month periods			Six month periods

		June 1, 2001	April 1, 2001		June 1, 2001	January 1,
	Three months	through	through	Six months	through	2001 through
	ended June 30,	June 30,	May 31,	ended June 30,	June 30,	May 31,
	2002	2001	2001	2002	2001	2001

Revenues:
Post pay revenues	$849,247	$183,224	$368,464	$1,578,435	$183,224	$868,667
Prepaid revenues	91,991	34,763	64,984	204,208	34,763	158,893
Roaming revenues	56,321	16,850	29,113	106,639	16,850	73,128
Equipment sales	126,147	33,642	68,525	226,149	33,642	150,958
Affiliate and other revenues	18,991	10,245	7,428	42,833	10,245	18,922

Total revenues	1,142,697	278,724	538,514	2,158,264	278,724	1,270,568

Operating expenses:
Cost of service (excludes stock-based compensation of $891, $297, $244, $1,782, $297 and $610, respectively)	215,308	70,550	122,410	431,511	70,550	286,897
Cost of equipment sales	200,493	62,161	107,135	384,864	62,161	265,629
General and administrative (excludes stock-based compensation of $2,079, $449, $813, $4,159, $449 and $2,298, respectively)	278,000	94,675	191,368	553,278	94,675	466,641
Sales and marketing (excludes stock-based compensation of $743, $248, $203, $1,485, $248 and $508, respectively)	322,359	102,171	185,547	618,818	102,171	466,513
Depreciation and amortization	263,852	225,804	228,238	528,775	225,804	559,409
Stock-based compensation	3,713	994	1,260	7,426	994	3,416

Total operating expenses	1,283,725	556,355	835,958	2,524,672	556,355	2,048,505

Operating loss	(141,028)	(277,631)	(297,444)	(366,408)	(277,631)	(777,937)

Other income (expense):
Interest and financing expense	(60,487)	(39,433)	(88,826)	(109,268)	(39,433)	(224,471)
Equity in net losses of unconsolidated affiliates	(95,209)	(4,789)	(20,561)	(122,767)	(4,789)	(63,477)
Interest income and other, net	17,367	1,791	6,813	17,678	1,791	35,968
T-Mobile merger related costs	—	(477)	(102,271)	—	(477)	(118,885)
Accretion of preferred stock of consolidated subsidiary	—	—	—	—	—	(4,699)

Total other income (expense)	(138,329)	(42,908)	(204,845)	(214,357)	(42,908)	(375,564)

Net loss before income taxes	(279,357)	(320,539)	(502,289)	(580,765)	(320,539)	(1,153,501)
Income tax benefit (expense)	(16,889)	101,256	—	(3,321,018)	101,256	—

Net loss	(296,246)	(219,283)	(502,289)	(3,901,783)	(219,283)	(1,153,501)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,977	—	(4,308)	(533)	—	(8,013)
Equity in unrealized income on investment in securities held by unconsolidated affiliate	744	—	791	17	—	21,727
Net unrealized income (loss) on available-for- sale securities	(179)	—	(139)	(281)	—	15,333

Total other comprehensive income (loss)	2,542	—	(3,656)	(797)	—	29,047

Comprehensive loss	$(293,704)	$(219,283)	$(505,945)	$(3,902,580)	$(219,283)	$(1,124,454)

See accompanying notes to condensed consolidated financial statements.

VOICESTREAM WIRELESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months	June 1, 2001	January 1, 2001
	ended June 30,	through June 30,	through May 31,
	2002	2001	2001

Operating activities:
Net loss	$(3,901,783)	$(219,283)	$(1,153,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528,775	225,804	559,409
Income tax expense (benefit)	3,321,018	(101,256)	—
Amortization of debt discount and premium, net	10,045	610	22,783
Equity in net losses of unconsolidated affiliates	122,767	4,789	63,477
Stock-based compensation	7,426	994	3,416
Allowance for bad debts	8,981	(2,053)	1,776
Other, net	(8,973)	(1,712)	(25,119)
Changes in operating assets and liabilities, net of effects of purchase accounting:
Accounts receivable	(15,359)	(13,869)	(6,264)
Inventory	(89)	33,659	107,957
Other current assets	(75,791)	(1,920)	1,766
Accounts payable	(31,449)	(21,683)	(52,429)
Accrued liabilities	30,804	(383)	56,797

Net cash used in operating activities	(3,628)	(96,303)	(419,932)

Investing activities:
Purchases of property and equipment	(839,611)	(123,347)	(809,983)
Acquisitions of wireless properties, net of cash acquired	(77,819)	(205,079)	(299,292)
Sales of short-term investments, net	—	—	1,175,636
Investments in and advances to unconsolidated affiliates, net	(635,494)	8,919	(37,193)
Refund of deposits held by FCC	166,563	—	49,589
Other, net	(595)	47	26,863

Net cash provided by (used in) investing activities	(1,386,956)	(319,460)	105,620

Financing activities:
Net proceeds from issuance of common and preferred stock	—	—	43,468
Long-term debt repayments	(312,146)	(325,000)	(32,113)
Long-term debt borrowings from affiliates	1,766,840	—	—
Other	(42,299)	—	27,470
Cash entitlements on conversion of preferred stock of consolidated subsidiary	—	—	(81,711)

Net cash provided by (used in) financing activities	1,412,395	(325,000)	(42,886)

Change in cash and cash equivalents	21,811	(740,763)	(357,198)
Cash and cash equivalents, beginning of period	—	797,698	1,154,896

Cash and cash equivalents, end of period	$21,811	$56,935	$797,698

See accompanying notes to condensed consolidated financial statements.

VOICESTREAM WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION

     VoiceStream Wireless Corporation (“VoiceStream,” “we” or “us,” as described in Note 2 below) provides personal communications services (“PCS”) primarily in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology.

     On May 31, 2001, Deutsche Telekom AG (“Deutsche Telekom”) acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash, 3.6683 shares of Deutsche Telekom stock and $15.9062 in cash or 3.7647 shares of Deutsche Telekom stock. Deutsche Telekom transferred all of its VoiceStream common shares to T-Mobile International AG (“T-Mobile”). T-Mobile is a wholly-owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom’s principal GSM wireless operations in Europe and the United States.

     Upon consummation of the VoiceStream merger and the transfer by Deutsche Telekom of all of its VoiceStream common shares to T-Mobile (hereafter referred to as “the T-Mobile merger”), VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded. VoiceStream is now relying on funding from Deutsche Telekom and/or T-Mobile to meet its working capital, capital expenditure, debt service and other obligations.

     Simultaneous with the VoiceStream merger, Deutsche Telekom also acquired 100% of the common shares of Powertel, Inc. (“Powertel”), a GSM provider in the southeastern United States. Powertel provides and bills for its services under the VoiceStream brand. Powertel’s wireless network is fully integrated with ours such that, from a customer’s perspective, their services are indistinguishable from ours (see Note 7 for a description of certain cost sharing agreements).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and basis of presentation

     The condensed consolidated financial statements of VoiceStream include the accounts of all majority and minority-owned subsidiaries controlled by VoiceStream. Affiliates that are 20 percent to 50 percent owned are generally accounted for using the equity method. Intercompany accounts and transactions have been eliminated in consolidation.

     We have prepared the condensed consolidated financial statements pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting. These rules and regulations allow certain information required under accounting principles generally accepted in the United States to be condensed or omitted, provided that the condensed financial statements, when read in conjunction with our annual audited financial statements included in our most recent Form 10-K, provide a fair presentation of our financial position, results of operations and cash flows. The interim financial statements presented herein are unaudited; however, we believe that the interim financial statements reflect all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below. The results for interim periods are not necessarily indicative of expected operating results for the full fiscal year or any future periods.

     The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholder’s equity to reflect fair value on the closing date of the merger. As a result of this new basis, our condensed consolidated financial position, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger.

     Long-lived assets

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate whether there has been any indication of impairment of our long-lived assets. As of June 30, 2002 there has been no such indication of impairment.

     On January 1, 2002, we changed the useful lives of our towers and related assets from 10 years to 20 years, which we believe more accurately represents the economic lives of these assets. This change in estimate resulted in a decrease in depreciation and amortization expense of $44.1 million and $86.4 million for the three and six month periods ended June 30, 2002, respectively.

     Intangible assets

     On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. Upon adoption, we ceased amortizing goodwill. Additionally, we ceased amortizing our spectrum licenses as we determined that these assets meet the definition of indefinite life intangible assets under SFAS No. 142. Upon adoption, that standard required that we determine the fair value of our goodwill and spectrum licenses in order to assess our carrying value of these assets for potential impairment. As of March 31, 2002, we had completed this assessment and determined that these assets were not impaired.

     We are required to assess these assets for impairment annually, or when indications of impairment exist. In assessing the existence of impairment, our considerations include the impacts of significant adverse changes in legal factors, market and economic conditions, the results of our operational performance and strategic plans; adverse actions by regulators; unanticipated competition and changes in market share; the potential for the sale or disposal of all or a significant portion of our business; and the cost and continued availability of funding from our parent company for expansion and enhancement of our wireless network and to conduct our operations. While VoiceStream’s equity securities are not publicly traded such that VoiceStream does not have a market capitalization, we consider, among other things, the market capitalization of other wireless carriers to the extent that stock market price trends are reflective of current industry conditions and expected long-term industry performance.

     The estimated fair value of our business, as determined on a discounted cash flow basis at January 1, 2002, exceeded the carrying value; however, it appears that a value based solely on the current general share price level of other publicly traded US wireless carriers would be substantially lower. Other wireless carriers’ lower market capitalizations may be indicative of impairment of our goodwill, licenses, or both, to the extent their share prices reflect lower long-term prospects for the industry rather than short-term market forces and the specific competitive and financial prospects of those companies. Our assessment is that the lower market capitalizations of US wireless carriers does not currently constitute sufficient evidence of changes in general industry circumstances that would more likely than not reduce the fair value of our business below its carrying value, thus triggering the need for an impairment test. Over time, we expect that the underlying assumptions used and the fair values determined using discounted cash flow and market price valuation methods will tend to converge as more information becomes available. It is possible that future assessments of impairment could lead us to the conclusion that an impairment charge is required.

     In connection with our adoption of SFAS No. 142, our spectrum licenses are no longer being amortized on a scheduled basis and the reversal of the deferred tax liabilities related to spectrum licenses is no longer assured within the carryforward periods of our existing net operating losses (“NOL’s”). As a result of this change, under SFAS No. 109 “Accounting for Income Taxes”, the deferred tax liabilities related to the spectrum licenses cannot be treated as a realization of income and applied against the deferred tax assets arising from our NOL’s. Accordingly, we recorded a non-cash charge to income tax expense of $3.3 billion in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets. The valuation allowance does not affect our NOL’s for tax purposes and does not reflect a change in the expectations regarding the company’s ability to utilize them in the future.

     Recently issued accounting standards

     On April 30, 2002, we adopted SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the requirement in SFAS No. 4 that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. Adoption of SFAS No. 145 did not have a material impact on our financial position, results of operations or cash flows.

     Reclassifications

     Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

3. GOODWILL, LICENSING COSTS AND OTHER INTANGIBLE ASSETS

     Adjusted net loss

     The following table reconciles our reported net loss to adjusted net loss, which excludes depreciation and amortization expense related to goodwill and licensing costs, assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (dollars in thousands):

	2002	2001

	For the six	For the one	For the five
	months ended	month ended	months ended
	June 30	June 30	May 31

Reported net loss	$(3,901,783)	$(219,283)	$(1,153,501)
Add back amortization, net of tax:
Goodwill	—	66,100	196,300
Licensing costs	—	66,500	85,300

Adjusted net loss	$(3,901,783)	$(86,683)	$(871,901)

     Other intangible assets

	Useful	June 30,	December 31,
(dollars in thousands)	Lives	2002	2001

Intangible assets subject to amortization:
Customer list	3 years	$579,630	$579,630
Tradename	1-4 years	300,000	300,000

		879,630	879,630
Accumulated amortization		(341,819)	(184,057)

		$537,811	$695,573

     Amortization expense

     The following table presents current and expected amortization expense for the current year and the subsequent five years (dollars in thousands):

Aggregate amortization expense:
For the six months ended June 30, 2002	$157,762
Expected amortization expense:
For the remainder of 2002	$157,763
For the years ending December 31,
2003	$237,210
2004	$124,504
2005	$18,333
2006	$—
2007	$—

4. BUSINESS COMBINATIONS AND OTHER TRANSACTIONS

     During April 2002, we acquired the remaining outstanding 16.35% interest in Cook Inlet/VS GSM IV PCS Holdings, LLC (“CIVS IV”) and the remaining outstanding 50% interest in PCS One Corporation (“PCS One”). The primary assets of these entities are licensing costs. We have accounted for the acquisitions in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price of the remaining interests in these entities consisted of $85.3 million in cash and 1,277,048 Deutsche Telekom shares with a fair market value of $18.5 million. The Deutsche Telekom shares were issued on our behalf in return for a note payable of $18.5 million to Deutsche Telekom. Additionally, we assumed $78.5 million in long-term debt in connection with the purchase of PCS One, which we repaid immediately following the acquisition. These acquisitions resulted in our recording $20.6 million in goodwill. The results of CIVS IV and PCS One are included in our results on a consolidated basis since the dates of acquisition.

     Prior to acquiring these entities, we accounted for our ownership interests in CIVS IV and PCS One using the equity method. At the time of the acquisitions, our investment balance was $306.1 million. This investment balance was principally allocated to licensing costs.

     Auction 35

     Certain licenses included in the Federal Communications Commission’s (“FCC”) Auction 35 were originally held by NextWave Communications Inc. and NextWave Power Partners Inc. (collectively “NextWave”), and Urban Comm-North Carolina, Inc. (“Urban”), all of which had previously declared bankruptcy. The FCC has not granted these licenses to the high bidders in the auction due to pending administrative and judicial challenges related to the auction process, including a decision issued by the United States Court of Appeals for the District of Columbia Circuit on June 22, 2001. That court held that the FCC had erroneously cancelled the licenses previously acquired by NextWave and Urban in earlier auctions when NextWave and Urban, upon declaring bankruptcy, failed to make installment payments for those licenses. The FCC, as well as VoiceStream, Cook Inlet/VS GSM V PCS Holdings, LLC (“CIVS V”), a consolidated affiliate in which we hold a non-controlling interest, and other Auction 35 winning bidders, filed petitions with the United States Supreme Court seeking review of the Court of Appeals’ decision. On March 4, 2002, the Supreme Court granted the petitions. Pending the outcome of the Supreme Court case, 85% of the original deposits were refunded to the winning bidders, and the FCC continues to hold the remaining 15% of the original deposits, which equals three percent of the total winning bids. On March 27, 2002, the FCC also declared that the auction winners would be required to pay the full amount of their winning bids if the FCC prevailed in the pending litigation. Separately, Verizon Wireless (“Verizon”) has filed lawsuits in the federal court of appeals and in the federal court of claims seeking to force the FCC to return 100% of the deposits that Verizon paid in connection with the re-auction of the NextWave licenses and to declare the re-auction void. VoiceStream has preserved the right to assert in the court of appeals lawsuit that their deposits should be returned and the re-auction should be voided. VoiceStream and CIVS V’s total winning bids for licenses which have not been granted as discussed above totaled $989.0 million.

     On April 29, 2002, we and CIVS V, a consolidated affiliate in which we hold a non-controlling interest, received refunds of 85% of the FCC deposits discussed above for a combined total of $166.6 million. Subsequent to receipt of the FCC deposits, we distributed $42.3 million of the refund to Cook Inlet Region Inc. (“CIRI”), a member of CIVS V, which has been included in other financing activities in our condensed consolidated statement of cash flows for the six months ended June 30, 2002. This refund caused a decrease in CIRI’s percentage ownership in CIVS V.

     Microcell

     In June 2002, we recorded a write-down of $65.1 million in our investment in Microcell Telecommunications Inc., a publicly traded Canadian GSM provider. We wrote the investment down to its current market value of $3.5 million based on our assessment that the decline in value of the investment is other than temporary. The non-cash charge is included in equity in net losses of unconsolidated affiliates.

5. LONG-TERM DEBT AND NOTES PAYABLE TO AFFILIATES

     During the six months ended June 30, 2002, we purchased on the open market and retired outstanding debt as follows: $134.5 million of our 10 3/8% Senior Notes due in 2009, together with premiums of $21.7 million; $70.0 million of our 11 7/8% Senior Notes due in 2009, together with discounts of $10.1 million; and $15.0 million of our 11 1/2% Senior Notes due in 2009, together with premiums of $2.7 million. These repayments were funded by borrowings from Deutsche Telekom, which are due in 2005, and bear interest at a fixed rate of 5.9%.

     The weighted average effective interest rate for all outstanding long-term debt and long-term notes payable to affiliates was 7.0% and 6.5% for the three and six months ended June 30, 2002, respectively, as compared with 9.2% and 9.8% for the same periods in 2001, respectively.

6. COMMITMENTS AND CONTINGENCIES

     On May 3, 1999, Western Wireless Corporation (“Western Wireless”) distributed its entire 80.1% interest in VoiceStream’s common shares to its stockholders. Prior to this “spin-off,” Western Wireless obtained a favorable ruling from the IRS indicating that the spin-off would not result in the recognition of a gain or taxable income to Western Wireless or its stockholders. However, Western Wireless could still recognize a gain upon the spin-off, notwithstanding the favorable IRS ruling, if it is determined that the spin-off was part of a “prohibited plan,” that is, a plan or series of related transactions in which one or more persons acquire, directly or indirectly, 50% or more of VoiceStream’s stock. Acquisitions of 50% or more of VoiceStream’s stock occurring during the four-year period beginning two years before the spin-off could give rise to a rebuttable presumption that the spin-off was part of a prohibited plan. Although it is not assured, VoiceStream believes that the spin-off, subsequent mergers, including the T-Mobile merger in 2001, and certain investments by Hutchison Telecommunications PCS (USA) Limited and Sonera Corporation in 2000 were not pursuant to a “prohibited plan.”

     VoiceStream has agreed to indemnify Western Wireless on an after-tax basis for any taxes, penalties, interest and various other expenses incurred by Western Wireless if it is required to recognize such a gain. The amount of such gain that Western Wireless would recognize would be equal to the difference between the fair market value of VoiceStream common shares at the time of the spin-off and Western Wireless’ adjusted tax basis in such shares at the time. The estimated range of possible liability of VoiceStream, not including interest and penalties, if any, is from zero to $400 million.

     Should the FCC prevail in litigation related to Auction 35 (see Note 4), we could be required to purchase licenses totaling $989.0 million of which $29.7 million has been paid as a deposit to the FCC.

7. RELATED PARTY TRANSACTIONS

     VoiceStream is party to technical service, system access and reciprocal wholesale agreements with certain affiliates, controlled by CIRI through its subsidiaries. The agreements entitle each party to utilize airtime on the other’s spectrum, and/or utilize wireless system infrastructure in certain agreed upon markets. The agreements are structured such that each party re-sells airtime purchased from the other, and related fees are charged and paid between the parties. We earned revenues and incurred expenses relative to these agreements as follows (dollars in thousands):

	Three month periods			Six month periods

	Three	June 1,	April 1,	Six	June 1,	January 1,
	months	2001	2001	months	2001	2001
	ended	through	through	ended	through	through
	June 30,	June 30,	May 31,	June 30,	June 30,	May 31,
	2002	2001	2001	2002	2001	2001

Revenues	$4,218	$7,279	$1,887	$23,961	$7,279	$3,625
Expenses	$5,724	$8,309	$3,800	$30,544	$8,309	$3,804

     Following the T-Mobile merger, employees of Powertel, a wholly owned subsidiary of T-Mobile, became employees of VoiceStream. While Powertel’s results are not consolidated with ours, we directly charge Powertel for the compensation and benefit costs of our employees working on Powertel business. We also charge Powertel for certain centralized services and functions, including accounting and other administrative functions. The cost of these centralized services and functions are charged to Powertel in a manner that reflects the relative time and associated costs devoted to it. Powertel was charged $13.9 million and $28.7 million for the costs of these centralized services and functions for the three and six months ended June 30, 2002. At June 30, 2002, we have an intercompany receivable due from Powertel of $634.1 million. The receivable balance is included in investments in and advances to unconsolidated affiliates.

8. SUBSEQUENT EVENTS

     During July 2002, we purchased on the open market and retired outstanding debt as follows: $162.7 million of our 10 3/8% Senior notes due in 2009, together with premiums of $8.5 million; $84.7 million of our 11 7/8% Senior Notes due in 2009, together with discounts of $13.8 million; and $39.7 million of our 11 1/2% Senior Notes due in 2009, together with premiums of $3.5 million. These repayments were funded by borrowings from Deutsche Telekom.

     In July 2002, we launched commercial service under the T-Mobile brand in and around the major population centers of California, including San Francisco and Los Angeles, as well as in Las Vegas, Nevada.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (Abbreviated pursuant to General Instruction H (2).)

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

     Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; technology changes; competition; changes in business strategy or development plans; the leverage of VoiceStream; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against VoiceStream; and other factors referenced in VoiceStream’s filings with the Securities and Exchange Commission. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. VoiceStream disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     Unless the context requires otherwise, “VoiceStream,” “we,” “our” and “us” include us and our predecessors and consolidated subsidiaries.

     The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting. These rules and regulations allow certain information required under accounting principles generally accepted in the United States to be condensed or omitted, provided that the condensed financial statements, when read in conjunction with the annual audited financial statements included in our most recent Form 10-K, provide a fair presentation of the financial position, results of operations and cash flows. Accordingly, this discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2001. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as unbilled revenues, allowance for doubtful accounts, sales and marketing programs and incentives, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We recognize service revenues based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, actual write-offs may be higher than expected. We record accruals associated with sales and marketing promotions and incentives. These accruals are based primarily on historical take-rates of similar promotions or offers. When recording depreciation expense associated with our wireless communications equipment, we use estimated useful lives. As a result of changes in technology and industry conditions, we periodically evaluate the useful lives of our wireless communications equipment. These evaluations could result in a change in useful lives in future periods. On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, which resulted in the cessation of amortization of goodwill and spectrum licenses, and established a new impairment testing process for goodwill and intangible assets with indefinite lives on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We hold non-controlling investments in several entities for which we apply the equity or cost method of accounting. We record impairments associated with these investments when we determine that the fair value of the investment is below our net book value and the decline is deemed to be other than temporary. Volatility in market prices of these investments, or poor operating performance of these entities could cause the market value of these investments to decline below our carrying value.

Overview

     We provide personal communications services (“PCS”) using the Global System for Mobile Communications, or GSM, technology primarily in urban markets in the United States through the ownership and operation of our PCS licenses, through contractual relationships with entities in which we have non-controlling ownership interests and through arrangements with third parties that own and operate similar licenses. Powertel, Inc. (“Powertel”), also a subsidiary of T-Mobile, provides the same service under the VoiceStream brand in the southeastern United States. While Powertel’s results are not consolidated with ours, we directly charge Powertel for the compensation and benefit costs of our employees working on Powertel business. We also charge Powertel for certain centralized services and functions including accounting and other administrative functions. The cost of these centralized services and functions are charged to Powertel in a manner that reflects the relative time and associated costs devoted to it.

     The following discussion highlights the key events in the periods covered by these financial statements:

     On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of VoiceStream in a transaction that qualified as a tax-free reorganization. Following the closing of the merger, Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile (referred to herein as the “T-Mobile merger”). T-Mobile is a wholly-owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom’s principal GSM wireless operations in Europe and the United States.

     The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholder’s equity to reflect fair value on the closing date of the merger. As a result of this new basis, our condensed consolidated financial position, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not comparable to periods prior to the merger. The following discussion and analysis refers to the results and activities for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

     Operating markets

     We commenced operations in 1996 in various markets in the western United States and have expanded operations through the addition of numerous new markets in subsequent years. We have added significant operational markets through acquisitions at varying stages of maturity and have converted the acquired markets to the VoiceStream brand and otherwise integrated the operations of the acquired businesses. In July 2002, we launched service under the T-Mobile brand in and around the major population centers of California, including San Francisco and Los Angeles, as well as in Las Vegas, Nevada. All existing VoiceStream markets will be converted to the T-Mobile brand by the end of 2002. Due to these factors, revenues and expenses recognized during any period may not be comparable to other periods and may not be representative of future operations.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

     The following table sets forth certain financial data as it relates to our operations (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,

	2002	2001 (1)	% Change	2002	2001 (2)	% Change

Revenues:
Post pay revenues	$849,247	$551,688	53.9%	$1,578,435	$1,051,891	50.1%
Prepaid revenues	91,991	99,747	(7.8%)	204,208	193,656	5.4%
Roaming revenues	56,321	45,963	22.5%	106,639	89,978	18.5%
Equipment sales	126,147	102,167	23.5%	226,149	184,600	22.5%
Affiliate and other revenues	18,991	17,673	7.5%	42,833	29,167	46.9%

Total revenues	1,142,697	817,238	39.8%	2,158,264	1,549,292	39.3%

Operating expenses:
Cost of service	215,308	192,960	11.6%	431,511	357,447	20.7%
Cost of equipment sales	200,493	169,296	18.4%	384,864	327,790	17.4%
General and administrative	278,000	286,043	(2.8%)	553,278	561,316	(1.4%)
Sales and marketing	322,359	287,718	12.0%	618,818	568,684	8.8%
Depreciation and amortization	263,852	454,042	(41.9%)	528,775	785,213	(32.7%)
Stock-based compensation	3,713	2,254	64.7%	7,426	4,410	68.4%

Total operating expenses	1,283,725	1,392,313	(7.8%)	2,524,672	2,604,860	(3.1%)

Operating Loss	(141,028)	(575,075)	(75.5%)	(366,408)	(1,055,568)	(65.3%)
Other income (expense)	(138,329)	(247,753)	(44.2%)	(214,357)	(418,472)	(48.8%)
Income tax expense	(16,889)	101,256	N.M.	(3,321,018)	101,256	N.M.

Net loss	$(296,246)	$(721,572)	(58.9%)	$(3,901,783)	$(1,372,784)	184.2%

Adjusted EBITDA(3)	$126,537	$(118,779)	N.M.	$169,793	$(265,945)	N.M.

Cash flows provided by (used in):
Operating activities	$78,224	$(338,615)	123.1%	$(3,628)	$(516,235)	99.3%

Investing activities	$(865,588)	$(395,816)	(118.7%)	$(1,386,956)	$(213,840)	(548.6%)

Financing activities	$758,764	$(285,860)	365.4%	$1,412,395	$(367,886)	483.9%

Other Data:
Licensed population	242,160,000	235,537,000	2.8%	242,160,000	235,537,000	2.8%
Covered population	143,445,000	126,444,000	13.4%	143,445,000	126,444,000	13.4%
Customers:
Post pay	5,721,600	3,667,000	56.0%	5,721,600	3,667,000	56.0%
Prepaid	1,110,000	1,103,900	0.6%	1,110,000	1,103,900	0.6%

N.M.	Not meaningful.

(1)	Reflects the combination of results for the two months ended May 31, 2001, and the one month ended June 30, 2001.

(2)	Reflects the combination of results for the five months ended May 31, 2001, and the one month ended June 30, 2001.

(3)	Adjusted EBITDA represents operating income (loss) before depreciation, amortization and non-cash stock-based compensation. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with Generally Accepted Accounting Principles (“GAAP”), as an alternate to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity.

Revenues

     The overall $300.2 million (43.0%) and $553.8 million (41.5%) increases in service revenues (post pay, prepaid and roaming revenues) to $997.6 million and $1.9 billion for the three and six months ended June 30, 2002 are due primarily to internal growth in existing VoiceStream markets and new market launches during 2001.

     Post pay revenues increased $297.6 million (53.9%) and $526.5 million (50.1%) to $849.2 million and $1.6 billion for the three and six months ended June 30, 2002. These increases result primarily from growth in our post pay customer base from 3,667,000 at June 30, 2001 to 5,721,600 at June 30, 2002. There were 643,200 and 1,163,800 net additions during the three and six month periods ended June 30, 2002, of which 45,000 were from acquisitions with the remainder due to internal growth. There were 323,300 and 732,600 net additions during the three and six month periods ended June 30, 2001, of which 26,400 were from acquisitions with the remainder due to internal growth. The high rate of post pay customer growth is attributable primarily to our competitive rate plan offerings, the success of our advertising campaigns and lower churn rates.

     We believe our “Get More” marketing strategy and the popularity of our competitive rate plans, including our “Whenever, Wherever Get More” and “Nation Wide Family Time” rate plans, have contributed significantly to our rapid customer growth. In addition, in connection with our merger with T-Mobile, we introduced “Global Wireless by T-Mobile” as part of the VoiceStream brand logo. We plan to phase out the VoiceStream brand name by the end of 2002, forming a cohesive international wireless brand using the T-Mobile name. Also, our association with T-Mobile has allowed us to offer our customers with multi-band phones the ability to roam internationally in over 80 countries at a flat rate usage fee per minute through our WorldClass Roaming plan.

     Prepaid revenues decreased $7.8 million (7.8%) to $92.0 million and increased $10.6 million (5.4%) to $204.2 million for the three and six months ended June 30, 2002, as compared to the same periods in 2001. Although our prepaid customer base of 1,110,000 has not changed significantly from June 30, 2001, during the three and six months ended June 30, 2002, our prepaid customer base decreased by 127,200 and 151,100 compared to increases of 57,200 and 132,900 during the same periods in 2001. The reductions in prepaid customers reflects changes in our prepaid offering aimed at attracting longer-term customers and our business strategy that emphasizes post pay customer growth.

     Total service revenue per average customer (“ARPU”) was $50.42 and $49.87 for the three and six months ended June 30, 2002, as compared to $50.75 and $51.05 for the same periods in 2001. Post pay ARPU was $52.43 and $51.62 for the three and six months ended June 30, 2002, and $52.46 and $52.84 for the same periods in 2001. The year over year decreases in post pay ARPU are due to the continuing popularity of the “Get More” pooling plans that allow multiple users to share minutes on one plan at a lower overall cost. The pooling plans generate lower ARPU than our other principal rate plans. Prepaid ARPU was $25.64 and $27.95 for the three and six months ended June 30, 2002, and $30.92 and $30.97 for the same periods in 2001. The decreases in prepaid ARPU in 2002, as compared to 2001, are largely due to the settlement of a dispute with a large regional prepaid coupon dealer in the second quarter of 2002.

     Roaming revenues increased $10.4 million (22.5%) and $16.7 million (18.5%) to $56.3 million and $106.6 million for the three and six months ended June 30, 2002. These increases are due to the introduction of the T-Mobile WorldClass Roaming plan as described above, and to the expansion of our network and new market launches in mid 2001, which expanded our coverage area in 2002.

     Equipment sales increased $24.0 million (23.5%) and $41.5 million (22.5%) to $126.1 million and $226.1 million for the three and six months ended June 30, 2002. These increases are due to our having raised the prices on our handsets, effectively reducing subsidies to our dealers in the three months ended June 30, 2002.

     Affiliate and other revenues increased $1.3 million (7.5%) and $13.7 million (46.9%) to $19.0 million and $42.8 million for the three and six months ended June 30, 2002. This revenue is primarily related to technical service, system access and reciprocal wholesale agreements with certain unconsolidated affiliates. Each party re-sells airtime purchased from the other, and related fees are charged and paid between the parties. These increases in 2002 are primarily due to increased usage on our network related to these agreements through April 30, 2002, when we acquired the remaining outstanding interest in Cook Inlet/VS GSM IV PCS Holdings, LLC (“CIVS IV”). As of June 30, 2002, we have one remaining unconsolidated affiliate with which we have these agreements. This affiliate does not currently generate significant revenues or expenses under the technical service agreements.

Operating expenses

     Cost of service expense represents network operating expenses incurred in operational markets including the cost of interconnection with local exchange carrier facilities, direct cell site costs (insurance, property taxes, repair and maintenance expenses, site leases and utilities), third party roaming costs and long distance toll costs. The increases of $22.3 million (11.6%) and $74.1 million (20.7%) to $215.3 million and $431.5 million for the three and six months ended June 30, 2002 are primarily due to the geographic expansion of our network and increases in network capacity to service our growing customer base. Cost of service as a percentage of service revenues decreased to 21.6% and 22.8% for the three and six months ended June 30, 2002 from 27.7% and 26.8% for the same periods in 2001. Excluding the technical service, system access and reciprocal wholesale agreements with certain unconsolidated affiliates as discussed above, cost of service as a percentage of service revenues was 21.0% and 21.2% for the three and six months ended June 30, 2002 compared with 25.9% for the same periods in 2001. These decreases are due to efficiencies gained relative to our growing customer base. While cost of service expenses are expected to increase due to continuing growth in our customer base, we expect cost of service as a percentage of service revenues to generally trend downward as more customers are added in both existing and newly launched markets and greater economies of scale are realized.

     Cost of equipment sales increased $31.2 million (18.4%) and $57.1 million (17.4%) to $200.5 million and $384.9 million for the three and six months ended June 30, 2002 primarily due to an increase in our cost per handset sold. We generally offer equipment to our customers below our cost as an incentive for new customers and to respond to competition. While the amount of the subsidy can vary, we expect these subsidies to remain common industry practice for the foreseeable future.

     General and administrative expenses decreased $8.0 million (2.8%) and $8.0 million (1.4%) to $278.0 million and $553.3 million for the three and six months ended June 30, 2002. On an average per customer basis, monthly general and administrative expenses decreased to $14.05 and $14.61 for the three and six months ended June 30, 2002 from $20.82 and $21.46 for the same periods in 2001. These decreases in 2002 reflect improved economies of scale realized in our administrative functions, a reduction in customer bad debt expense due to improvements in our credit, collections and billing processes and decreases in post pay customer churn. While general and administrative expenses are generally expected to increase due to continuing growth in our customer base, we expect the cost per customer to continue trending downward as greater economies of scale are realized and as we complete the full integration of our acquisitions.

     Sales and marketing costs increased $34.6 million (12.0%) and $50.1 million (8.8%) to $322.4 million and $618.8 million for the three and six months ended June 30, 2002. These increases are attributable to additional sales commissions and other selling costs associated with our continued customer growth, together with marketing costs associated with advertising in additional markets launched in 2001. Sales and marketing costs per customer added, commonly referred to as Cost per Gross Add (“CPGA”), which includes the loss on equipment sales, totaled $331 and $319 for the three and six months ended June 30, 2002, as compared to $350 and $342 for the same periods in 2001. CPGA has generally been on a downward trend since 1998 with the current year decline reflecting the economies of marketing on a national scale, a decrease in equipment subsidies provided to customers and the absence of any major market launches during or immediately preceding the 2002 period. In July 2002 we launched service in and around the major urban markets of California and Nevada, which is expected to increase CPGA in the third quarter of 2002 due to significant advertising and promotional costs connected with the launch.

     Depreciation and amortization expense decreased $190.2 million (41.9%) and $256.4 million (32.7%) to $263.9 million and $528.8 million for the three and six months ended June 30, 2002. These decreases are primarily due to the adoption of SFAS No. 142 on January 1, 2002. Upon adoption, we ceased amortizing goodwill. Additionally, we ceased amortizing our spectrum licenses as we determined that these assets meet the definition of indefinite life intangible assets under SFAS No. 142. We also recognized a decrease in depreciation expense due to changing the estimated useful lives of certain non-electronic fixed assets from 10 years to 20 years on January 1, 2002. With the exception of the changes described above, our depreciation charges are trending upward due to our increasing asset base from acquisitions and capital expenditures related to the on-going expansion of our wireless network.

     The following table reconciles our reported depreciation and amortization expense assuming the adoption of SFAS No. 142 and the change in useful lives of certain non-electronic fixed assets from 10 years to 20 years as described above had occurred on January 1, 2001 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

Reported depreciation and amortization expense	$263,852	$454,042	$528,775	$785,213
Effect of the adoption of SFAS 142	—	(234,200)	—	(414,200)
Effect of the change in useful lives	—	(37,200)	—	(74,400)

Adjusted depreciation and amortization expense	$263,852	$182,642	$528,775	$296,613

Other income (expense) and income tax expense

     Interest and financing expense was $60.5 million and $109.3 million for the three and six months ended June 30, 2002 and $128.3 million and $263.9 million for the same periods in 2001, net of capitalized interest of $64.1 million and $108.7 million for the three and six months ended June 30, 2002 and $5.1 million and $16.9 million for the same periods in 2001. These increases in capitalized interest reflect the interest capitalized related to the build-out of the California market in anticipation of the California launch in mid 2002. The overall reduction in interest expense before capitalized interest is primarily due to a decrease in the average interest rate of our debt beginning in the second half of 2001, as we replaced third party debt with notes payable to Deutsche Telekom bearing interest at lower rates. The weighted average effective interest rate, before capitalized interest, was 6.9% and 6.4% for the three and six months ended June 30, 2002, as compared to 9.2% and 9.8% for the same periods in 2001.

     Equity in net losses of unconsolidated affiliates increased $69.9 million (275.6%) and $54.5 million (79.8%) to $95.2 million and $122.8 million for the three and six months ended June 30, 2002. These increases are primarily due to a writedown in June 2002 of our investment in Microcell Telecommunications Inc., a Canadian GSM operator, down to its current market value of $3.5 million.

     In connection with our adoption of SFAS No. 142, our spectrum licenses are no longer being amortized on a scheduled basis and the reversal of the deferred tax liabilities related to spectrum licenses is no longer assured within the carryforward periods of our existing net operating losses (“NOL’s”). As a result of this change, under SFAS No. 109 “Accounting for Income Taxes”, the deferred tax liabilities related to the spectrum licenses cannot be treated as a realization of income and applied against the deferred tax assets arising from our NOL’s. Accordingly, we recorded a non-cash charge to income tax expense of $3.3 billion in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets. The valuation allowance does not affect our NOL’s for tax purposes and does not reflect a change in the expectations regarding the company’s ability to utilize them in the future.

Net loss

     Our net loss decreased $425.3 million and increased $2.5 billion for the three and six months ended June 30, 2002, to $296.2 million and $3.9 billion, respectively. The increase in 2002 is primarily due to the $3.3 billion income tax expense related to the adoption of SFAS No. 142 as described above. Excluding the non-cash income tax expense charge for the first quarter of 2002, our three and six month net loss was $296.2 million and $597.6 million, respectively, representing decreases of $425.3 million and $775.1 million from the same periods in 2001. These decreases are primarily due to a reduction in amortization expense of intangible assets of $401.6 million and $803.2 million for the three and six month periods ended June 30, 2002, also as a result of the adoption of SFAS No. 142.

Adjusted EBITDA and operating cash flow

     Adjusted EBITDA represents operating income (loss) before depreciation, amortization and non-cash stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information regarding our operating results, our ability to service our long-term debt and other fixed obligations and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

     Our Adjusted EBITDA was $126.5 million and $169.8 million for the three and six months ended June 30, 2002, representing improvements of $245.3 million and $435.7 million as compared to the same periods in 2001. Our Adjusted EBITDA as a percentage of total revenue was 11.1% and 7.9% for the three and six months ended June 30, 2002, compared to an Adjusted EBITDA loss of 14.5% and 17.2% of total revenue for the same periods in 2001. Adjusted EBITDA is net of $11.2 million and $19.7 million in retention and bonus expenses related to the T-Mobile merger for the three and six months ended June 30, 2002, and $26.6 million and $39.5 million for the same periods in 2001. These increases in Adjusted EBITDA in 2002 are due to several factors including increased economies of scale, reduced costs associated with the integration of acquired companies and the earnings leverage achieved as the number of new customers added becomes proportionately smaller relative to the greater size of our customer base. This last factor results in sales and marketing costs growing at a slower rate than revenues, increasing Adjusted EBITDA.

     The following table reconciles Adjusted EBITDA as discussed above to our net loss (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

Adjusted EBITDA (loss)	$126,537	$(118,779)	$169,793	$(265,945)
Depreciation and amortization	(263,852)	(454,042)	(528,775)	(785,213)
Stock-based compensation	(3,713)	(2,254)	(7,426)	(4,410)
Other income (expense)	(138,329)	(247,753)	(214,357)	(418,472)
Income tax benefit (expense)	(16,889)	101,256	(3,321,018)	101,256

Net loss	$(296,246)	$(721,572)	$(3,901,783)	$(1,372,784)

     Net cash provided by operating activities was $78.2 million for the three months ended June 30, 2002 and net cash used in operating activities was $3.6 million for six months ended June 30, 2002 as compared to net cash used in operating activities of $338.6 million and $516.2 million for the same periods in 2001. These increases are due to working capital growing at a slower rate as a result of improvements in our credit, collections and billing processes.

Capital expenditures

     Capital expenditures increased $62.9 million (17.0%) to $432.6 million for the three months ended June 30, 2002 and decreased $93.7 million (10.0%) to $839.6 million for the six months ended June 30, 2002, as compared to the same periods in 2001. The decrease in the six month period ended June 30, 2002 is due to reduced build-out activity in the first quarter of 2002, while in the first half of 2001 we were building out two major markets, Chicago and New Orleans. We were able to launch service under the T-Mobile brand in and around the major population centers of California, including San Francisco and Los Angeles, as well as in Las Vegas, Nevada without major pre-launch network build-out due to our joint venture with Cingular Wireless LLC (“Cingular”), which allows us to utilize the Cingular GSM network in California and Nevada and allows Cingular to utilize our existing GSM network in the New York City metropolitan area. We expect to incur significant capital expenditures in the second half of 2002 for coverage and capacity expansion of operating markets and the development and expansion of new markets. The level of our actual capital expenditures and acquisitions of licenses and wireless properties are dependent on opportunities that arise over the course of the year and on funding availability. We expect to continue to rely on our parent company T-Mobile, Deutsche Telekom, or its affiliates for our future funding requirements.

Recently issued accounting standards

     On April 30, 2002, we adopted SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the requirement in SFAS No. 4 that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. Adoption of SFAS No. 145 did not have a material impact on our financial position, results of operations or cash flows.

     On January 1, 2002, we adopted SFAS No. 142. Upon adoption, we ceased amortizing goodwill. Additionally, we ceased amortizing our spectrum licenses as we determined that these assets meet the definition of indefinite life intangible assets under SFAS No. 142. Upon adoption, that standard required that we determine the fair value of our goodwill and spectrum licenses in order to assess our carrying value of these assets for potential impairment. As of March 31, 2002, we had completed this assessment and determined that these assets were not impaired.

     We are required to assess these assets for impairment annually, or when indications of impairment exist. In assessing the existence of impairment, our considerations include the impacts of significant adverse changes in legal factors, market and economic conditions, the results of our operational performance and strategic plans; adverse actions by regulators; unanticipated competition and changes in market share; the potential for the sale or disposal of all or a significant portion of our business; and the cost and continued availability of funding from our parent company for expansion and enhancement of our wireless network and to conduct our operations. While VoiceStream’s equity securities are not publicly traded such that VoiceStream does not have a market capitalization, we consider, among other things, the market capitalization of other wireless carriers to the extent that stock market price trends are reflective of current industry conditions and expected long-term industry performance.

     The estimated fair value of our business, as determined on a discounted cash flow basis at January 1, 2002, exceeded the carrying value; however, it appears that a value based solely on the current general share price level of other publicly traded US wireless carriers would be substantially lower. Other wireless carriers’ lower market capitalizations may be indicative of impairment of our goodwill, licenses, or both, to the extent their share prices reflect lower long-term prospects for the industry rather than short-term market forces and the specific competitive and financial prospects of those companies. Our assessment is that the lower market capitalizations of US wireless carriers does not currently constitute sufficient evidence of changes in general industry circumstances that would more likely than not reduce the fair value of our business below its carrying value, thus triggering the need for an impairment test. Over time, we expect that the underlying assumptions used and the fair values determined using discounted cash flow and market price valuation methods will tend to converge as more information becomes available. It is possible that future assessments of impairment could lead us to the conclusion that an impairment charge is required.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except as referenced in our Form 10-K for the year ended December 31, 2001, there are no material, pending legal proceedings to which we or our affiliates is a party or of which any of our or their property is subject which, if adversely decided, would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

     (Omitted under the provisions of General Instruction H.)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (Omitted under the provisions of General Instruction H.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (Omitted under the provisions of General Instruction H.)

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2002	VOICESTREAM WIRELESS CORPORATION

Signatures	Title	Date

By: /s/ BRIAN W. KIRKPATRICK Brian W. Kirkpatrick	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	August 13, 2002

By: /s/ ALLYN P. HEBNER Allyn P. Hebner	Vice President and Controller (Principal Accounting Officer)	August 13, 2002