Form 10-Q
period 2002-09-30
T MOBILE USA INC
filed 2002-11-14
CIK 1097609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER 000-29667

T-MOBILE USA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	91-1983600

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12920 - 38 TH STREET S.E. BELLEVUE, WASHINGTON	98006

(Address of principal executive offices)	(Zip Code)

(425) 378-4000

(Registrant’s telephone number, including area code)

VOICESTREAM WIRELESS CORPORATION

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of November 14, 2002

Common Stock, par value $.000001 per share	269,738,185

     This registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

T-MOBILE USA, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

T-MOBILE USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,095	$—
Accounts receivable, net of allowance for doubtful accounts of $122,719 and $119,794, respectively	730,959	602,767
Inventory	156,200	153,432
Other current assets	207,217	308,528

Total current assets	1,174,471	1,064,727

Property and equipment, net of accumulated depreciation of $970,315 and $384,372, respectively	4,046,210	3,390,103
Goodwill	9,865,755	16,265,790
Spectrum licenses	9,948,377	18,791,696
Other intangible assets, net of accumulated amortization of $316,281 and $184,057, respectively	439,349	695,573
Investments in and advances to unconsolidated affiliates	760,778	994,976
Other assets and investments	122,708	37,055

	$26,357,648	$41,239,920

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$285,854	$198,530
Accrued liabilities	822,478	633,069
Deferred revenue	141,610	75,996
Construction accounts payable	300,173	348,600

Total current liabilities	1,550,115	1,256,195

Long-term debt	1,276,963	1,861,518
Long-term notes payable to affiliates	6,135,411	4,115,433
Deferred tax liabilities	3,219,878	3,565,286
Other long-term liabilities	65,126	33,817

Total long-term liabilities	10,697,378	9,576,054

Minority interest in equity of consolidated subsidiaries	8,590	51,287
Voting preferred stock; $0.001 par value; 100,000,000 shares authorized; 3,906,250 shares issued and outstanding	5,000,000	5,000,000
Commitments and contingencies (see Note 6)
Shareholder’s equity:
Common stock, $0.000001 par value, and paid-in capital; 1.0 billion shares authorized, 269,738,185 shares issued and outstanding	26,851,821	26,851,821
Deferred stock compensation	(24,752)	(35,891)
Accumulated other comprehensive income (loss)	(336)	655
Accumulated deficit	(17,725,168)	(1,460,201)

Total shareholder’s equity	9,101,565	25,356,384

	$26,357,648	$41,239,920

See accompanying notes to condensed consolidated financial statements.

T-MOBILE USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in thousands)
(unaudited)

	Three month periods		Nine month periods

	Three months	Three months	Nine months	Four months	Five months
	ended	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	May 31,
	2002	2001	2002	2001	2001

Revenues:
Post pay revenues	$968,928	$624,832	$2,547,363	$808,056	$868,667
Prepaid revenues	88,276	100,347	292,484	135,110	158,893
Roaming revenues	59,240	42,817	165,879	59,667	73,128
Equipment sales	206,105	82,840	432,254	116,482	150,958
Affiliate and other revenues	11,731	19,939	54,564	30,184	18,922

Total revenues	1,334,280	870,775	3,492,544	1,149,499	1,270,568

Operating expenses:
Cost of service (excludes stock-based compensation of $891, $949, $2,673, $1,188, and $610, respectively)	238,286	213,002	669,797	283,552	286,897
Cost of equipment sales	306,403	188,383	691,267	250,544	265,629
General and administrative (excludes stock-based compensation of $2,079, $2,216, $6,237, $2,772 and $2,298, respectively)	254,423	305,306	807,701	399,981	466,641
Sales and marketing (excludes stock-based compensation of $743, $791, $2,229, $990, and $508, respectively)	474,069	310,093	1,092,887	412,264	466,513
Depreciation and amortization	300,142	675,184	828,917	900,988	559,409
Impairment charges	15,628,000	—	15,628,000	—	—
Stock-based compensation	3,713	3,956	11,139	4,950	3,416

Total operating expenses	17,205,036	1,695,924	19,729,708	2,252,279	2,048,505

Operating loss	(15,870,756)	(825,149)	(16,237,164)	(1,102,780)	(777,937)

Other income (expense):
Interest and financing expense	(128,777)	(95,502)	(238,045)	(134,935)	(224,471)
Equity in net losses of unconsolidated affiliates	(20,472)	(8,678)	(143,239)	(13,467)	(63,477)
Interest income and other, net	23,740	7,892	41,418	9,683	35,968
T-Mobile merger related costs	—	(971)	—	(1,448)	(118,885)
Accretion of preferred stock of consolidated subsidiary	—	—	—	—	(4,699)

Total other income (expense)	(125,509)	(97,259)	(339,866)	(140,167)	(375,564)

Net loss before income taxes	(15,996,265)	(922,408)	(16,577,030)	(1,242,947)	(1,153,501)
Income tax benefit	3,633,081	289,015	312,063	390,271	—

Net loss	(12,363,184)	(633,393)	(16,264,967)	(852,676)	(1,153,501)
Other comprehensive income (loss)	(194)	1,566	(991)	1,566	29,047

Comprehensive loss	$(12,363,378)	$(631,827)	$(16,265,958)	$(851,110)	$(1,124,454)

See accompanying notes to condensed consolidated financial statements.

T-MOBILE USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months	Four months	Five months
	ended	ended	ended
	September 30,	September 30,	May 31,
	2002	2001	2001

Operating activities:
Net loss	$(16,264,967)	$(852,676)	$(1,153,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	828,917	900,988	559,409
Impairment charges	15,628,000	—	—
Income tax benefit	(312,063)	(390,271)	—
Amortization of debt discount and premium, net	12,858	969	22,783
Equity in net losses of unconsolidated affiliates	143,239	13,467	63,477
Stock-based compensation	11,139	4,950	3,416
Allowance for bad debts	2,925	(1,809)	1,776
Other, net	(33,976)	1,576	(25,119)
Changes in operating assets and liabilities, net of effects of purchase accounting:
Accounts receivable	(126,881)	(66,558)	(6,264)
Inventory	(1,808)	103,751	107,957
Other current assets	(44,553)	10,361	1,766
Accounts payable	72,900	37,832	(52,429)
Accrued liabilities	264,388	36,827	56,797

Net cash provided by (used in) operating activities	180,118	(200,593)	(419,932)

Investing activities:
Purchases of property and equipment	(1,233,937)	(449,107)	(809,983)
Acquisitions of wireless properties, net of cash acquired	(77,819)	(253,228)	(299,292)
Sales of short-term investments, net	—	—	1,175,636
Investments in and advances to unconsolidated affiliates, net	(218,897)	1,597	(37,193)
Refund of deposits held by FCC	166,563	—	49,589
Other, net	532	6,139	26,863

Net cash provided by (used in) investing activities	(1,363,558)	(694,599)	105,620

Financing activities:
Net proceeds from issuance of common and preferred stock	—	—	43,468
Long-term debt repayments	(646,812)	(3,329,582)	(32,113)
Long-term debt borrowings from affiliates, net	2,001,475	3,453,550	—
Other	(91,128)	—	27,470
Cash entitlements on conversion of preferred stock of consolidated subsidiary	—	—	(81,711)

Net cash provided by (used in) financing activities	1,263,535	123,968	(42,886)

Change in cash and cash equivalents	80,095	(771,224)	(357,198)
Cash and cash equivalents, beginning of period	—	797,698	1,154,896

Cash and cash equivalents, end of period	$80,095	$26,474	$797,698

See accompanying notes to condensed consolidated financial statements.

T-MOBILE USA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION

     T-Mobile USA, Inc., (“T-Mobile,” “we” or “us,” as described in Note 2 below), formerly known as VoiceStream Wireless Corporation (“VoiceStream”), provides personal communications services (“PCS”) under the T-Mobile brand primarily in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. T-Mobile is the brand name under which Deutsche Telekom AG’s (“Deutsche Telekom”) principal wireless subsidiaries operate.

     On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of VoiceStream in a transaction that qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash, 3.6683 shares of Deutsche Telekom stock and $15.9062 in cash or 3.7647 shares of Deutsche Telekom stock (hereafter referred to as the “T-Mobile merger”). Following the closing of the merger, Deutsche Telekom transferred all of its VoiceStream common shares to T-Mobile International AG (“T-Mobile International”). T-Mobile International is a wholly-owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom’s principal GSM wireless operations in Europe and the United States.

     Upon consummation of the T-Mobile merger and the transfer by Deutsche Telekom of all of its VoiceStream common shares to T-Mobile International, VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded. We are now relying on funding from T-Mobile International, Deutsche Telekom or its affiliates to meet our working capital, capital expenditure, debt service and other obligations.

     Simultaneous with the T-Mobile merger, Deutsche Telekom also acquired 100% of the common shares of Powertel, Inc. (“Powertel”), a GSM service provider in the southeastern United States. Following the closing of the merger, Deutsche Telekom transferred all of its Powertel common shares to T-Mobile International. Powertel now provides and bills for its services under the T-Mobile brand name. Powertel’s wireless network is fully integrated with ours such that, from a customer’s perspective, its services are indistinguishable from ours (see Note 7 for a description of certain cost sharing agreements).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and basis of presentation

     The condensed consolidated financial statements (the “interim financial statements”) of T-Mobile include the accounts of all majority and minority-owned subsidiaries that are either controlled by T-Mobile or for which accounting principles generally accepted in the United States (“GAAP”) require consolidation. Affiliates that are 20 percent to 50 percent owned are generally accounted for using the equity method of accounting. Affiliates that are less than 20 percent owned and for which control does not otherwise exist are accounted for under the cost method.

     We have prepared the interim financial statements pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting. These rules and regulations allow certain information required under GAAP to be condensed or omitted, provided that the interim financial statements, when read in conjunction with our annual audited financial statements included in our most recent Form 10-K, provide a fair presentation of our interim financial position, results of operations and cash flows. The interim financial statements presented herein are unaudited; however, we believe that the interim financial statements reflect all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below. The results for interim periods are not necessarily indicative of expected operating results for the full fiscal year or any future periods.

     The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholder’s equity to reflect fair value on the closing date of the merger. As a result of this new basis, our interim statements of financial position, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not necessarily comparable to periods prior to the merger.

     Long-lived assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used. This statement requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss shall be measured as the amount by which the carrying amount exceeds the fair value. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

     On January 1, 2002, we changed the useful lives of our towers and related assets from 10 years to 20 years, which we believe more accurately represents the economic lives of these assets. This change in estimate resulted in a decrease in depreciation and amortization expense of $37.2 million and $123.6 million for the three and nine months ended September 30, 2002, respectively.

     Intangible assets

     On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Upon adoption, we discontinued amortizing goodwill. Additionally, we discontinued amortizing our spectrum licenses as we determined that these assets meet the definition of indefinite life intangible assets under SFAS No. 142. Upon adoption, the standard requires that we determine the fair value of our goodwill and spectrum licenses in order to assess the carrying value of these assets for potential impairment. The standard further requires that we assess these assets for impairment annually, or when indications of impairment exist. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its fair value. Similarly, other indefinite life intangible assets are deemed to be impaired if the net book value of the assets exceeds fair value. In the first quarter of 2002, we completed this assessment and determined that there was no indication of such impairment.

     The discontinuance of amortization of our spectrum licenses upon adoption of SFAS No. 142 resulted in a change to the reported deferred taxes related to the spectrum licenses. The realization of income, as defined under SFAS No. 109 (“Accounting for Income Taxes”), from the reversal of the spectrum license-related deferred tax liabilities is no longer assured within the carryforward periods of our existing net operating losses (“NOL’s”). As a result, they cannot be treated as a realization of income and applied against the deferred tax assets arising from our NOL’s. Accordingly, we recorded a non-cash charge to income tax expense of $3.3 billion in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets. The valuation allowance does not affect our NOL’s for tax purposes and does not reflect a change in our expectations regarding the ability to utilize them in the future.

     We completed our annual tests for impairment of our indefinite life intangible assets based on the carrying values at September 30, 2002 and recorded non-cash pretax impairment charges of $6.4 billion and $9.2 billion for goodwill and spectrum licenses, respectively. We recorded a related non-cash deferred income tax benefit of $3.7 billion to reduce the deferred tax liability related to the reduced book/tax differential of our spectrum licenses. The impairment tests were completed using fair value measurement techniques as required under SFAS No. 142. In testing goodwill, we utilized a discounted cash flow approach to determine enterprise fair value. We assessed the reasonableness of our valuation by considering other information available such as the market capitalization of other wireless carriers and associated implied enterprise fair values, projected industry trends and investment analyst reports on us and other wireless carriers, and information regarding recent acquisitions in the industry. The current valuation reflects recent changes in expectations regarding future industry growth rates, future funding commitments from Deutsche Telekom and the resulting impact on our future operating results and cash flows.

     We also used a discounted cash flow approach to estimate the fair value of spectrum licenses. The use of this valuation method represents a change in valuation methodology, as previously we used a market approach based primarily on the prices for spectrum licenses established in the Federal Communications Commission’s (“FCC”) Auction 35. However, due to the length of time that has elapsed since Auction 35, and the current status of that auction, along with the general lack of an active marketplace for spectrum license transactions, there is insufficient evidence to use a market-based approach at this time.

     In the future, we will assess the value of our indefinite life intangible assets as of the end of the third quarter of each fiscal year, or when indications of impairment exist. Such indications of impairment would include the impacts of significant adverse changes in legal factors, market and economic conditions, the results of our operational performance and strategic plans; adverse actions by regulators; unanticipated changes in competition and market share; the potential for the sale or disposal of all or a significant portion of our business; and the cost and continued availability of funding from T-Mobile International, Deutsche Telekom or its affiliates for the expansion and enhancement of our wireless network and funding of our operations.

     Recently issued accounting standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of future liabilities for asset retirement obligations as an increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. We are currently assessing the impact of this statement on our financial position, results of operations and cash flows. We will adopt this statement effective January 1, 2003.

     On April 30, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the requirement in SFAS No. 4 that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items, net of the related income tax effect. Adoption of SFAS No. 145 did not have a material impact on our financial position, results of operations or cash flows.

     Reclassifications

     Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation. Net operating results have not been affected by these reclassifications.

     Use of estimates

     The preparation of the accompanying interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent amounts at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ materially from such estimates.

3. GOODWILL, SPECTRUM LICENSES AND OTHER INTANGIBLE ASSETS

     Adjusted net loss

     The following table reconciles our reported net loss to adjusted net loss, which excludes depreciation and amortization expense related to goodwill and spectrum licenses, assuming the adoption of SFAS No. 142 had occurred on January 1 of each of the years presented:

	Three month periods		Nine month periods

	Three months	Three months	Nine months	Four months	Five months
	ended	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	May 31,
(dollars in thousands)	2002	2001	2002	2001	2001

Reported net loss	$(12,363,184)	$(633,393)	$(16,264,967)	$(852,676)	$(1,153,501)
Add back amortization:
Goodwill	—	198,373	—	264,473	196,300
Spectrum licenses	—	255,840	—	322,340	85,300
Tax related impacts	—	(289,015)	—	(390,271)	—

Adjusted net loss	$(12,363,184)	$(468,195)	$(16,264,967)	$(656,134)	$(871,901)

     Other intangible assets

	Useful	September 30,	December 31,
(dollars in thousands)	Lives	2002	2001

Intangible assets subject to amortization:
Customer list	3 years	$579,630	$579,630
Tradenames	1-4 years	176,000	300,000

		755,630	879,630
Accumulated amortization		(316,281)	(184,057)

		$439,349	$695,573

     At September 30, 2002, in connection with the rebranding of all our markets to T-Mobile, we retired the fully amortized VoiceStream Wireless tradename. The tradename was recorded at a cost of $124.0 million in conjunction with the T-Mobile merger at May 31, 2001.

     Amortization expense

     The following table presents current and expected amortization expense for the current year and the subsequent five years:

(dollars in thousands)
Aggregate amortization expense:
For the three months ended September 30, 2002	$98,462
For the nine months ended September 30, 2002	$256,224
Expected amortization expense:
For the remainder of 2002	$59,302
For the years ending December 31,
2003	$237,210
2004	$124,504
2005	$18,333
2006	$—
2007	$—

4. BUSINESS COMBINATIONS AND INVESTMENTS

     CIVS IV and PCS One

     During April 2002, we acquired the remaining outstanding 16.35% interest in Cook Inlet/VS GSM IV PCS Holdings, LLC (“CIVS IV”) and the remaining outstanding 50% interest in PCS One Corporation (“PCS One”). We have accounted for the acquisitions in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price of the remaining interests in these entities consisted of $85.3 million in cash and 1,277,048 Deutsche Telekom shares with a fair market value of $18.5 million. The Deutsche Telekom shares were issued on our behalf in return for a note payable of $18.5 million to Deutsche Telekom. Additionally, we assumed $78.5 million in long-term debt in connection with the purchase of PCS One, which we repaid immediately following the acquisition. These acquisitions resulted in our recording $20.6 million of goodwill. The results of CIVS IV and PCS One are included in our results on a consolidated basis since their respective dates of acquisition.

     Prior to acquiring these entities, we accounted for our ownership interests in CIVS IV and PCS One using the equity method. As of the acquisition dates, our combined investment in the two entities totaled $306.1 million. In performing the purchase price allocations, the consideration, including the existing investment balances, was principally allocated to spectrum licenses.

     Pro forma information relating to these acquisitions is not material to our results of operations and financial position, and has been omitted.

     Infrastructure Venture with Cingular (GSM Facilities)

     We entered into an agreement with Cingular Wireless LLC (“Cingular”) in November 2001 to share in the ownership and operation of GSM network infrastructures in specified markets. We contributed our network assets in the New York Basic Trading Area (“BTA”), and Cingular contributed its network assets in the Los Angeles and San Francisco Major Trading Areas (“MTAs”), which cover most of California and parts of Nevada, to a newly formed joint venture entity, GSM Facilities, LLC (“GSM Facilities”). In July 2002 we began marketing our commercial service in and around the major population centers of California and Nevada, including San Francisco, Los Angeles and Las Vegas (“the California/Nevada market”), and Cingular began marketing its commercial service in the New York City market. The monthly cash operating expenses of GSM Facilities are charged to T-Mobile and Cingular based on each party’s proportionate share of spectrum in each market. Through a separate reciprocal home roaming agreement, Cingular and T-Mobile charge each other for usage that differs from the spectrum based allocations in each market. GSM Facilities typically generates losses equal to depreciation on assets in the joint venture and interest charges on certain tower leases. Our economic interest in the joint venture at September 30, 2002 was 20%. For the three and nine months ended September 30, 2002, we recorded equity in net losses of unconsolidated affiliates of $18.7 million and $54.9 million, respectively, related to our share of the unreimbursed non-cash expenses of GSM Facilities.

     The capital expenditure requirements of the joint venture are funded through capital contributions from T-Mobile and Cingular. Each party’s proportionate share of the contributions varies depending on the nature of the capital expenditure. Contributions to fund capacity increases are allocated based on each party’s incremental growth in minutes of use. Contributions to fund technology upgrades and footprint expansion generally are allocated evenly. Under the terms of the agreement, Cingular is obligated to contribute up to $450 million of capital expenditures through 2003.

     Microcell

     In June 2002, we recorded a write-down of $65.1 million in our investment in Microcell Telecommunications Inc. (“Microcell”), a Canadian GSM provider, based on our assessment that the decline in value of the investment was other than temporary. The non-cash charge is included in equity in net losses of unconsolidated affiliates in our condensed consolidated statement of operations and comprehensive loss. As of September 30, 2002, our investment in Microcell has been written down to zero. We no longer recognize additional losses related to this investment as we have not guaranteed obligations or otherwise committed to provide further financial support for Microcell.

5. LONG-TERM DEBT AND NOTES PAYABLE TO AFFILIATES

     During the nine months ended September 30, 2002, we purchased on the open market and retired outstanding debt as follows: $322.3 million of our 10 3/8% Senior Notes due in 2009, together with premiums of $31.2 million; $182.0 million of our 11 7/8% Senior Notes due in 2009, together with discounts of $28.0 million; and $49.7 million of our 11 1/2% Senior Notes due in 2009, together with premiums of $5.9 million. These repayments were funded by borrowings from Deutsche Telekom.

     The weighted average effective interest rate for all outstanding long-term debt and long-term notes payable to affiliates was 7.2% and 6.8% for the three and nine months ended September 30, 2002, respectively, as compared with 6.5% and 8.7% for the same periods in 2001.

6. COMMITMENTS AND CONTINGENCIES

     Western Wireless

     On May 3, 1999, Western Wireless Corporation (“Western Wireless”) distributed its entire 80.1% interest in our common shares to its stockholders. Prior to this “spin-off,” Western Wireless obtained a favorable ruling from the IRS indicating that the spin-off would not result in the recognition of a gain or taxable income to Western Wireless or its stockholders. However, Western Wireless could still recognize a gain upon the spin-off, notwithstanding the favorable IRS ruling, if it is determined that the spin-off was part of a “prohibited plan,” that is, a plan or series of related transactions in which one or more persons acquire, directly or indirectly, 50% or more of our stock. Acquisitions of 50% or more of our stock occurring during the four-year period beginning two years before the spin-off could give rise to a rebuttable presumption that the spin-off was part of a prohibited plan. Although it is not assured, we believe that the spin-off, subsequent mergers, including the T-Mobile merger in 2001, and certain investments by Hutchison Telecommunications PCS (USA) Limited and Sonera Corporation in 2000 were not pursuant to a “prohibited plan.”

     We have agreed to indemnify Western Wireless on an after-tax basis for any taxes, penalties, interest and various other expenses incurred by Western Wireless if it is required to recognize such a gain. The amount of such gain that Western Wireless would recognize would be equal to the difference between the fair market value of our common shares at the time of the spin-off and Western Wireless’ adjusted tax basis in such shares at the time. The estimated range of our possible liability, not including interest and penalties, if any, is from zero to $400 million.

     FCC Auction 35

     We, along with Cook Inlet/VS GSM V PCS Holdings, LLC (“CIVS V”), a consolidated affiliate in which we hold a non-controlling interest, participated in FCC Auction 35, which concluded in January 2001. Certain of the spectrum licenses that were included in the auction have not yet been granted to the high bidders pending administrative and judicial challenges related to the auction process. A federal appeals court has held that the FCC erroneously cancelled certain of these spectrum licenses when the owners of the spectrum licenses failed to make installment payments upon declaring bankruptcy. This decision is being reviewed by the United States Supreme Court, which heard arguments on October 8, 2002 and is expected to render a decision in the first half of 2003.

     We, along with CIVS V, had winning bids totaling $989.0 million related to these spectrum licenses and had previously paid the FCC deposits totaling $196.3 million. Pursuant to an order released by the FCC on March 27, 2002, $166.6 million of these deposits was refunded in April 2002, and the FCC has retained $29.7 million of our and CIVS V’s original deposits pending the outcome of the litigation. We distributed $42.3 million of this refund to Cook Inlet Region Inc. (“CIRI”), a member of CIVS V, in April 2002. Since we consolidate CIVS V for accounting purposes, the distribution to CIRI is included in other financing activities in the interim statement of cash flows and is a reduction of minority interest. However, by the same March 27, 2002 order, the FCC declared that if it prevailed before the United States Supreme Court, the auction winners would be required to pay the full amount of their winning bids. Verizon Wireless (“Verizon”) has filed lawsuits in a federal court of appeals and in a federal court of claims seeking to force the FCC to return 100% of the deposits that Verizon paid in connection with the spectrum licenses in Auction 35 that have not yet been granted and to release the auction winners from their obligations to purchase the spectrum licenses. We have preserved our right to make a similar assertion. Further, on September 12, 2002, the FCC released a public notice seeking comment on whether the FCC should fully refund all of these deposits and voluntarily dismiss all pending applications or, in the alternative, voluntarily dismiss applications for selected spectrum licenses. If the FCC is successful before the Supreme Court and the challenges to the validity of Auction 35 fail, we and CIVS V could be required to purchase spectrum licenses with an outstanding balance due of $959.3 million.

7. RELATED PARTY TRANSACTIONS

     Following the T-Mobile merger, employees of Powertel, a wholly owned subsidiary of T-Mobile International, became employees of T-Mobile. While Powertel’s results are not consolidated with ours, we are reimbursed by Powertel for the compensation and benefit costs of our employees working on Powertel business. We also charge Powertel for certain centralized services and functions, including accounting and other administrative functions. These centralized services and functions are charged to Powertel in a manner that intends to reflect the relative time and associated costs devoted to it. Powertel was charged $10.6 million and $39.3 million for the costs of these centralized services and functions for the three and nine months ended September 30, 2002. At September 30, 2002, we have a receivable from Powertel of $304.6 million including $140.0 million related to our funding of a credit facility repayment on behalf of Powertel in the first quarter of 2002. The remainder is a result of the charges as discussed above and transfers in the ordinary course of business including fixed assets and inventory. The receivable is included in investments in and advances to unconsolidated affiliates in our condensed consolidated balance sheet. Deutsche Telekom is incurring the expenses to develop T-Mobile as a brand name and will charge us royalties for our use of the T-Mobile brand in the future.

     We rely on funding from T-Mobile International, Deutsche Telekom or its affiliates to meet our working capital, capital expenditure, debt service and other obligations. At September 30, 2002, we have long-term notes payable to Deutsche Telekom of $6.1 billion, net of a $56.2 million receivable from Deutsche Telekom for the reimbursement of the direct expenses incurred in connection with the rebranding of VoiceStream to T-Mobile.

     T-Mobile is party to an agreement with Cingular through GSM Facilities (see note 4). We were charged market related operating expenses based on minutes of use of $25.0 million and $53.8 million for the three and nine months ended September 30, 2002. At September 30, 2002, we have a payable to GSM Facilities of $18.0 million.

     T-Mobile is party to technical service, system access and reciprocal wholesale agreements with certain affiliates, controlled by CIRI, through its subsidiaries. The agreements entitle each party to utilize airtime on the other’s spectrum, and/or utilize wireless system infrastructure in certain agreed upon markets. The agreements are structured such that each party re-sells airtime purchased from the other, and related fees are charged and paid between the parties. We earned revenues and incurred expenses relative to these agreements as follows (dollars in thousands):

	Three month periods		Nine month periods

	Three months	Three months	Nine months	Four months	Five months
	ended	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	May 31,
	2002	2001	2002	2001	2001

Revenues	$136	$9,404	$24,097	$16,683	$3,625
Expenses	$155	$11,060	$30,699	$19,369	$3,804

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (Abbreviated pursuant to General Instruction H as our equity securities are owned indirectly by Deutsche Telekom, who is a registered filer under the Securities Exchange Act of 1934.)

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

     Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; technology changes; competition; changes in business strategy or development plans; the leverage of T-Mobile USA Inc. (“T-Mobile”); the availability of funding from Deutsche Telekom AG (“Deutsche Telekom”); the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against T-Mobile; industry consolidation; ability to acquire and cost of acquiring additional spectrum licenses; and other factors referenced in T-Mobile’s filings with the Securities and Exchange Commission (“SEC”). GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. T-Mobile disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     Unless the context requires otherwise, “T-Mobile,” “we,” “our” and “us” includes us, our predecessors and consolidated subsidiaries.

     The following discussion and analysis is based upon our interim condensed consolidated financial statements (“interim financial statements”), which have been prepared pursuant to SEC rules and regulations for interim reporting. These rules and regulations allow certain information required under accounting principles generally accepted in the United States (“GAAP”) to be condensed or omitted, provided that the interim financial statements, when read in conjunction with the annual audited financial statements included in our most recent Form 10-K, provide a fair presentation of the financial position, results of operations and cash flows. Accordingly, this discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and any other financial information included herein and in our Form 10-K for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our interim financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions. The critical accounting policies and estimates used in the preparation of our interim financial statements include the following:

•	We recognize service revenues based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. Because our customer billings are cycle-based with cut-offs throughout each month, we make estimates for service revenues earned but not yet billed at the end of each period.

•	We maintain allowances for doubtful accounts for estimated losses resulting from our inability to collect balances due from our customers. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If collections are lower or more customers elect to terminate their service than we expect, actual write-offs may be different than expected.

•	When recording depreciation expense associated with our wireless communications equipment, we use estimated useful lives. As a result of changes in technology and industry conditions, we periodically evaluate the useful lives of our wireless communications equipment. These evaluations could result in a change in estimated useful lives in future periods.

•	We review long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

•	We review goodwill and intangible assets with indefinite lives for impairment on an annual basis or when an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The determination of fair values, generally based on either appraised value or discounted estimated future cash flows, is critical to assessing impairment under SFAS No. 142 and requires the use of significant assumptions and estimates. The determination of fair values is sensitive to the assumptions and estimates used. Accordingly, any changes in such assumptions or estimates could have a material impact on the determination of fair values and thus in the assessment of impairment. Likewise, any decrease in appraised values or discounted estimate of future cash flows resulting from future events or performance could result in additional impairment charges.

•	We hold non-controlling investments in several entities for which we apply the equity or cost method of accounting. We record impairment charges associated with these investments when we determine that the fair value of the investment is below our net book value and the decline is deemed to be other than temporary.

•	We record accruals associated with sales and marketing promotions and incentives. These accruals are based primarily on historical take-rates of similar promotions or offers.

•	We account for acquisitions in accordance with SFAS No. 141, “Business Combinations” which requires the purchase price to be allocated to the identifiable tangible and intangible assets based upon their fair value. The allocation of a purchase price is highly judgmental and requires extensive use of estimates and fair value assumptions, which can have a significant impact on operating results.

OVERVIEW

     We provide personal communications services (“PCS”) using the Global System for Mobile Communications, or GSM, technology primarily in urban markets in the United States through the ownership and operation of our spectrum licenses, through contractual relationships with entities in which we have non-controlling ownership interests and through arrangements with third parties that own and operate similar spectrum licenses. During the third quarter of 2002, as part of Deutsche Telekom’s plan to develop a global brand name for its wireless operations, all of the VoiceStream markets were substantially rebranded to T-Mobile. We now operate under the T-Mobile brand name, which is the brand under which Deutsche Telekom’s and T-Mobile International AG’s (“T-Mobile International”) wireless subsidiaries operate. We are relying on funding from T-Mobile International, Deutsche Telekom or its affiliates to meet our working capital, capital expenditure, debt service and other obligations.

     Powertel, Inc. (“Powertel”), also a subsidiary of T-Mobile International, now provides the same service under the T-Mobile brand in the southeastern United States. While Powertel’s results are not consolidated with ours, we are directly reimbursed by Powertel for the compensation and benefit costs of our employees working on Powertel business. We also charge Powertel for certain centralized services and functions including accounting and other administrative functions. These centralized services and functions are charged to Powertel in a manner that is intended to reflect the relative time and associated costs devoted to it.

     The following discussion and analysis highlights the key events for the three and nine months ended September 30, 2002, as compared to the same periods in 2001:

     T-Mobile merger

     On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of VoiceStream Wireless Corporation (“VoiceStream”) in a transaction that qualified as a tax-free reorganization (hereafter referred to as the “T-Mobile merger”). Following the closing of the merger, Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile International. T-Mobile International is a wholly-owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom’s principal GSM wireless operations in Europe and the United States.

     The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholder’s equity to reflect fair value on the closing date of the merger. As a result of this new basis, our financial position, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not necessarily comparable to periods prior to the merger. The following discussion and analysis refers to the results and activities for the three and nine months ended September 30, 2002, as compared to the same periods in 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

     Other factors affecting comparability between periods

     We commenced operations in 1996 in various markets in the western United States and have expanded operations through the addition of numerous new markets in subsequent years. We launched major markets at various times in 2001, including Chicago, St. Louis, Cincinnati-Dayton, Milwaukee and New Orleans. In July 2002, we began marketing our commercial service in and around the major population centers of California and Nevada, including San Francisco, Los Angeles and Las Vegas (“the California/Nevada market”), with a covered population of approximately 35 million people. We also launched the Cleveland, Richmond and Buffalo/Rochester markets during the third quarter of 2002. The addition of these markets substantially completes the national footprint for the T-Mobile brand, including Powertel. We cover 23 of the top 25 markets and 41 of the top 50 markets, and including Powertel, 24 of the top 25 markets and 45 of the top 50 markets.

     We also acquired significant operational markets at varying stages of maturity, primarily in 2000, and converted the acquired markets to our brand and otherwise integrated the operations of the acquired businesses.

     Due to these factors, revenues and expenses recognized during any period may not be comparable to other periods and may not be representative of future operations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     The following table lists certain financial data as it relates to our operations (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,

	2002	2001	% Change	2002	2001 (1)	% Change

Revenues:
Post pay revenues	$968,928	$624,832	55.1%	$2,547,363	$1,676,723	51.9%
Prepaid revenues	88,276	100,347	(12.0%)	292,484	294,003	(0.5%)
Roaming revenues	59,240	42,817	38.4%	165,879	132,795	24.9%
Equipment sales	206,105	82,840	148.8%	432,254	267,440	61.6%
Affiliate and other revenues	11,731	19,939	(41.2%)	54,564	49,106	11.1%

Total revenues	1,334,280	870,775	53.2%	3,492,544	2,420,067	44.3%

Operating expenses:
Cost of service	238,286	213,002	11.9%	669,797	570,449	17.4%
Cost of equipment sales	306,403	188,383	62.6%	691,267	516,173	33.9%
General and administrative	254,423	305,306	(16.7%)	807,701	866,622	(6.8%)
Sales and marketing	474,069	310,093	52.9%	1,092,887	878,777	24.4%
Depreciation and amortization	300,142	675,184	(55.5%)	828,917	1,460,397	(43.2%)
Impairment charges	15,628,000	—	N.M	15,628,000	—	N.M.
Stock-based compensation	3,713	3,956	(6.1%)	11,139	8,366	33.1%

Total operating expenses	17,205,036	1,695,924	914.5%	19,729,708	4,300,784	358.7%

Operating Loss	(15,870,756)	(825,149)	1,823.4%	(16,237,164)	(1,880,717)	763.3%
Other expense	(125,509)	(97,259)	29.0%	(339,866)	(515,731)	(34.1%)
Income tax benefit	3,633,081	289,015	1,157.1%	312,063	390,271	(20.0%)

Net loss	$(12,363,184)	$(633,393)	1,851.9%	$(16,264,967)	$(2,006,177)	710.7%

Adjusted EBITDA(2)	$61,099	$(146,009)	N.M	$230,892	$(411,954)	N.M.

Cash flows provided by (used in):
Operating activities	$183,746	$(104,290)	N.M	$180,118	$(620,525)	N.M.

Investing activities	$23,398	$(375,139)	N.M	$(1,363,558)	$(588,979)	131.5%

Financing activities	$(148,860)	$448,968	N.M	$1,263,535	$81,082	1,458.3%

Other Data:
Licensed population	242,477,000	237,894,000	1.9%	242,477,000	237,894,000	1.9%
Covered population	192,344,000	149,853,000	28.4%	192,344,000	149,853,000	28.4%
Customers:
Post pay	6,710,000	4,012,800	67.2%	6,710,000	4,012,800	67.2%
Prepaid	1,018,000	1,142,000	(10.9%)	1,018,000	1,142,000	(10.9%)

N.M.	Not meaningful.

(1)	Reflects the combination of results for the five months ended May 31, 2001, and the four months ended September 30, 2001.

(2)	Adjusted EBITDA represents operating income (loss) before depreciation, amortization, impairment charges and non-cash stock-based compensation. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternative to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity. See reconciliation of Adjusted EBITDA (loss) to net loss in discussion of Adjusted EBITDA and Operating Cash Flow below.

REVENUES

     Service revenues (post pay, prepaid and roaming revenues) increased $348.4 million (45.4%) and $902.2 million (42.9%) to $1.1 billion and $3.0 billion for the three and nine months ended September 30, 2002. These increases are due to growth in our postpay customer base, including significant additions from the launch of commercial service in the California/Nevada market in July 2002.

     Post pay revenues increased $344.1 million (55.1%) and $870.6 million (51.9%) to $968.9 million and $2.5 billion for the three and nine months ended September 30, 2002. These increases result primarily from growth in our post pay customer base from 4,012,800 at September 30, 2001 to 6,710,000 at September 30, 2002. There were 988,000 and 2,107,000 net customer additions during the three and nine months ended September 30, 2002, as compared with 345,800 and 1,104,800 for the 2001 periods. We also added 45,000 new customers through acquisitions in the second quarter of 2002. We launched several new markets during the third quarter of 2002, most significantly the California/Nevada market, which included promotional rate plan offers that contributed to the high number of customers added during the quarter. The higher rate of net post pay customer growth in 2002 also reflects higher growth in the number of new customers in existing markets, due to our competitive rate plan offerings and the success of our advertising campaigns, and lower customer churn rates, as compared to 2001.

     Historically, our “Get More” marketing strategy, featuring our former spokesperson Jamie Lee Curtis, along with our competitive rate plans, has contributed to our success and rapid post pay customer growth. In the third quarter of 2002, while continuing our “Get More” strategy, we changed our brand name from VoiceStream to T-Mobile, as part of Deutsche Telekom’s plan to establish an international wireless brand. Along with our new brand name, we introduced our new global spokesperson, Catherine Zeta-Jones. As part of a global GSM company, we can offer our customers the ability to roam internationally in over 90 countries at a flat rate usage fee per minute through our WorldClass Roaming plan. In the limited time period subsequent to the brand transition, we have continued to experience strong customer growth leading us to believe that our new brand name and spokesperson have been well received.

     Prepaid revenues decreased $12.1 million (12.0%) and $1.5 million (0.5%) to $88.3 million and $292.5 million for the three and nine months ended September 30, 2002. Our prepaid customer base was 1,018,000 at September 30, 2002 and 1,142,000 at September 30, 2001. Our prepaid customer base decreased 92,000 and 271,000 for the three and nine months ended September 30, 2002, as compared to increases of 38,100 and 171,000 during the same periods in 2001. The decreases in our prepaid customer base reflect the impact of our overall business strategy that emphasizes post pay customer growth and changes in our prepaid offering aimed at attracting customers with the potential for a longer-term customer relationship. We are targeting a specific population of potential prepaid customers with our Gold Rewards program that offers more minutes at a lower price based on the duration of the customer relationship. We expect our prepaid customer base to continue to decline in the short-term as the mix in our customer base changes.

     Total service revenue per average customer (“ARPU”) was $51.10 and $50.32 for the three and nine months ended September 30, 2002, as compared to $51.58 and $51.63 for the same periods in 2001. Post pay ARPU was $51.86 and $51.71 for the three and nine months ended September 30, 2002, and $54.24 and $53.68 for the same periods in 2001. The 2002 decline in total service revenue ARPU is lower than the decline in post pay ARPU due to the continued shift in the mix of our customers toward post pay. At September 30, 2002, post pay customers represented 86.8% of our customer base as compared to 77.8% at September 30, 2001. The decreases in post pay ARPU are due primarily to the migration of customers from older rate plans to our current offerings and the continuing popularity of the “Get More” pooling plans that allow multiple users to share minutes under one plan at a lower overall cost, partially offset by increased data and short message service revenues. Prepaid ARPU was $27.89 and $27.94 for the three and nine months ended September 30, 2002, and $29.79 and $30.92 for the same periods in 2001.

     Roaming revenues increased $16.4 million (38.4%) and $33.1 million (24.9%) to $59.2 million and $165.9 million for the three and nine months ended September 30, 2002. These increases are due primarily to the expansion of our network coverage area, an increase in the number of international roaming partners, and to the introduction of the T-Mobile WorldClass Roaming plan as described above.

     Equipment sales increased $123.3 million (148.8%) and $164.8 million (61.6%) to $206.1 million and $432.3 million for the three and nine months ended September 30, 2002. These increases are due to reduced subsidies to our dealers and to the higher unit sales volumes associated with the higher growth in new customers in 2002 as compared to 2001.

     Affiliate and other revenue is primarily related to technical service, system access and reciprocal wholesale agreements with certain of our unconsolidated affiliates. Each party re-sells airtime purchased from the other, and related fees are charged and paid between the parties. The increase of $5.5 million (11.1%) to $54.6 million for the nine months ended September 30, 2002 is primarily due to increased usage on our network related to these agreements through April 30, 2002, when we acquired the remaining outstanding interest in Cook Inlet/VS GSM IV PCS Holdings, LLC (“CIVS IV”). For the three months ended September 30, 2002, affiliate and other revenues decreased $8.2 million (41.2%) to $11.7 million, as Cook Inlet/VS GSM VI PCS Holdings, LLC (“CIVS VI”) was the only unconsolidated affiliate with which we have any such agreements, and it did not generate significant revenues or expenses under such agreements.

OPERATING EXPENSES

     Cost of service expense represents network operating expenses incurred in operational markets including the cost of interconnection with local exchange carrier facilities, direct cell site costs (site leases and utilities, insurance, property taxes, and repair and maintenance expenses), third party roaming costs and long distance toll costs. Cost of service expense increased $25.3 million (11.9%) and $99.3 million (17.4%) to $238.3 million and $669.8 million for the three and nine months ended September 30, 2002. The increases are due primarily to the launch of commercial service in the California/Nevada market in July 2002, which contributed $11.6 million to the increase in the third quarter of 2002. The remainder of the increases are due primarily to the geographic expansion of our network, increases in customer usage and increases in network capacity to service our growing customer base. Cost of service as a percentage of service revenues decreased to 21.3% and 22.3% for the three and nine months ended September 30, 2002 from 27.7% and 27.1% for the same periods in 2001. Excluding the technical service, system access and reciprocal wholesale agreements with certain of our unconsolidated affiliates as discussed above, cost of service as a percentage of service revenues was 21.3% for the three and nine months ended September 30, 2002, as compared with 26.3% and 26.0% for the same periods in 2001. These decreases are due to economies of scale and other efficiencies gained relative to our growing customer base. While cost of service expenses are expected to increase due primarily to continuing growth in our customer base, we expect cost of service as a percentage of service revenues to generally trend downward as more customers are added in both existing and newly launched markets and greater economies of scale are realized.

     Cost of equipment sales increased $118.0 million (62.6%) and $175.1 million (33.9%) to $306.4 million and $691.3 million for the three and nine months ended September 30, 2002. These increases are primarily due to an increase in the number of handsets and wireless data devices sold, partially offset by decreases in our average cost per handset sold. We generally offer equipment to our customers below our cost as an incentive for new customers and to respond to competition. While the amount of the subsidies can vary, we expect them to remain common industry practice for the foreseeable future.

     General and administrative expenses decreased $50.9 million (16.7%) and $58.9 million (6.8%) to $254.4 million and $807.7 million for the three and nine months ended September 30, 2002. On an average per customer basis, monthly general and administrative expenses decreased to $11.70 and $13.55 for the three and nine months ended September 30, 2002 from $20.51 and $21.27 for the same periods in 2001. These decreases reflect efficiency improvements from the integration of our acquisitions, increased economies of scale realized in our administrative functions, and reduction in customer bad debt expense due to improvements in our credit, billing and collections processes. While general and administrative expenses are generally expected to increase due to continuing growth in our customer base, we expect the average cost per customer to continue trending downward as greater economies of scale are realized.

     Sales and marketing costs increased $164.0 million (52.9%) and $214.1 million (24.4%) to $474.1 million and $1.1 billion for the three and nine months ended September 30, 2002. These increases include significant marketing costs related to the July 2002 launch of commercial service in the California/Nevada market, and a higher volume of sales commissions and other selling costs associated with our continued customer growth in other markets. Sales and marketing costs per new customer added, commonly referred to as Cost per Gross Add (“CPGA”), which includes the subsidy loss on equipment sales, totaled $327 and $316 for the three and nine months ended September 30, 2002, as compared to $366 and $351 for the same periods in 2001. CPGA has generally declined in recent years with the current year decline reflecting the economies of marketing on a national scale and a decrease in equipment subsidies provided to new customers. CPGA was higher for the three month period ended September 30, 2002 as compared to the nine month period ended September 30, 2002, due to advertising and promotional costs connected with the launch of commercial service under the T-Mobile brand in the California/Nevada market. Substantially all of the direct sales and marketing costs related to the rebranding of the former VoiceStream markets are being reimbursed by Deutsche Telekom, and are not included in our sales and marketing costs.

     Depreciation and amortization expense decreased $375.0 million (55.5%) and $631.5 million (43.2%) to $300.1 million and $828.9 million for the three and nine months ended September 30, 2002. These decreases are primarily due to our having discontinued amortizing goodwill and spectrum licenses in connection with the adoption of SFAS No. 142 on January 1, 2002. We also recognized decreases of $18.7 million and $54.9 million for the three and nine months ended September 30, 2002 related to the network assets in the New York City metropolitan area that we contributed to GSM Facilities, LLC in connection with a network infrastructure sharing agreement with Cingular Wireless LLC (“Cingular”). Further decreases are due to changing the estimated useful lives of certain tower and related assets from 10 years to 20 years on January 1, 2002. With the exception of the changes described above, our depreciation and amortization charges are increasing due to our larger asset base arising from capital expenditures for the on-going expansion of our wireless network and acquisitions.

     The following table reconciles our reported depreciation and amortization expense assuming the adoption of SFAS No. 142 and the change in useful lives of certain non-electronic fixed assets from 10 years to 20 years, as described above, had occurred on January 1 of each of the years presented (dollars in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

Reported depreciation and amortization expense	$300,142	$675,184	$828,917	$1,460,397
Effect of the adoption of SFAS 142	—	(454,200)	—	(868,400)
Effect of the change in useful lives	—	(37,200)	—	(123,600)

Adjusted depreciation and amortization expense	$300,142	$183,784	$828,917	$468,397

     We completed our annual tests for impairment of our indefinite life intangible assets based on the carrying values at September 30, 2002 and recorded non-cash pretax impairment charges of $6.4 billion and $9.2 billion for goodwill and spectrum licenses, respectively. We recorded a related non-cash deferred income tax benefit of $3.7 billion to reduce the deferred tax liability related to the reduced book/tax differential of our spectrum licenses. The impairment tests were completed using fair value measurement techniques as required under SFAS No. 142. In testing goodwill, we utilized a discounted cash flow approach to determine enterprise fair value. We assessed the reasonableness of our valuation by considering other information available such as the market capitalization of other wireless carriers and associated implied enterprise fair values, projected industry trends and investment analyst reports on us and other wireless carriers, and information regarding recent acquisitions in the industry. The current valuation reflects recent changes in expectations regarding future industry growth rates, future funding commitments from Deutsche Telekom and the resulting impact on our future operating results and cash flows.

     We also used a discounted cash flow approach to estimate the fair value of spectrum licenses. The use of this valuation method represents a change in valuation methodology, as previously we used a market approach based primarily on the prices for spectrum licenses established in the Federal Communications Commission’s (“FCC”) Auction 35. However, due to the length of time that has elapsed since Auction 35 and the current status of that auction, along with the general lack of an active marketplace for spectrum license transactions, there is insufficient evidence to use a market-based approach at this time.

     In the future, we will assess the value of our indefinite life intangible assets as of the end of the third quarter of each fiscal year, or when indications of impairment exist. Such indications of impairment would include the impacts of significant adverse changes in legal factors, market and economic conditions, the results of our operational performance and strategic plans; adverse actions by regulators; unanticipated changes in competition and market share; the potential for the sale or disposal of all or a significant portion of our business; and the cost and continued availability of funding from T-Mobile International, Deutsche Telekom or its affiliates for the expansion and enhancement of our wireless network and funding of our operations.

OTHER INCOME (EXPENSE) AND INCOME TAX EXPENSE

     Interest and financing expense increased $33.3 million to $128.8 million and decreased $121.4 million to $238.0 million for the three and nine months ended September 30, 2002, as compared to the same periods in 2001. Interest and financing expense is net of capitalized interest of $4.9 million and $113.5 million for the three and nine months ended September 30, 2002 and $7.1 million and $24.0 million for the same periods in 2001. The increase in capitalized interest for the nine month period in 2002 compared to 2001 results from interest capitalization on our spectrum licenses in the California/Nevada market prior to the July 2002 launch of commercial service. Our policy is to capitalize interest on spectrum licenses and other qualifying assets in individual markets during the period the market is being actively prepared for launch of commercial service. Our spectrum licenses in this market were carried at a relatively high value as compared to other markets which we have launched due to the size of the market and the purchase price allocation performed on June 1, 2001 in conjunction with the T-Mobile merger. The lower interest expense before capitalized interest for the nine months ended September 30, 2002 is primarily due to a decrease in the average interest rate of our debt. Our weighted average interest rate has generally declined since the T-Mobile merger when we began to replace higher interest rate third party debt with lower interest rate notes payable to Deutsche Telekom. The third quarter of 2002 reflects a slight increase in interest expense, as compared to the same period in 2001, as both the interest rate on the debt owed to Deutsche Telekom increased slightly and the overall debt level has increased. The weighted average effective interest rate, before capitalized interest, was 7.2% and 6.8% for the three and nine months ended September 30, 2002, as compared to 6.5% and 8.7% for the same periods in 2001.

     Equity in net losses of unconsolidated affiliates increased $11.8 million (135.9%) and $66.3 million (86.2%) to $20.5 million and $143.2 million for the three and nine months ended September 30, 2002. The increase in the third quarter of 2002 is primarily due to our share of losses from our network infrastructure sharing agreement with Cingular. The increase for the nine months ended September 30, 2002 is primarily due to a $65.1 million writedown, in June 2002, of our investment in Microcell Telecommunications Inc., a Canadian GSM operator.

     During the first and third quarters of 2002, we recorded a large non-cash income tax expense and a large non-cash income tax benefit related to our spectrum licenses. In the first quarter of 2002, the discontinuance of amortization of our spectrum licenses upon adoption of SFAS No. 142 resulted in a change to the reported deferred taxes related to the spectrum licenses. The realization of income, as defined under SFAS No. 109 (“Accounting for Income Taxes”), from the reversal of the related deferred tax liabilities is no longer assured within the carryforward periods of our existing net operating losses (“NOL’s”). Accordingly, we recorded a $3.3 billion income tax expense in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets. The valuation allowance does not affect our NOL’s for tax purposes and does not reflect a change in our expectations regarding the ability to utilize them in the future. In the third quarter of 2002, in conjunction with the impairment charges discussed above, we recorded a non-cash deferred income tax benefit of $3.7 billion to reduce our deferred tax liability associated with spectrum licenses.

NET LOSS

     Our net losses increased $11.7 billion and $14.3 billion for the three and nine months ended September 30, 2002, to $12.4 billion and $16.3 billion, respectively. Comparability of the net losses in 2001 and 2002 is limited due to the adoption of SFAS No. 142 on January 1, 2002. Upon adoption of the standard, we recorded a tax charge of $3.3 billion and discontinued amortizing goodwill and spectrum licenses. Subsequently, we recorded goodwill and spectrum license impairment charges, net of tax, of $12.0 billion. Had SFAS No. 142 been adopted as of January 1, 2001, such that no amortization charges or tax benefits were recorded in 2001, and excluding our 2002 SFAS No. 142 related impairment charges, net of tax, our net loss for the three months and nine months ended September 30, 2002 would have been $385.2 million and $982.8 million, respectively, as compared to $468.2 million and $1.5 billion for the same periods in 2001.

ADJUSTED EBITDA AND OPERATING CASH FLOW

     Adjusted EBITDA represents operating income (loss) before depreciation, amortization, impairment charges and non-cash stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information regarding our operating results, our ability to service our long-term debt and other fixed obligations and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

     Our Adjusted EBITDA was $61.1 million and $230.9 million for the three and nine months ended September 30, 2002, representing improvements of $207.1 million and $642.8 million as compared to the same periods in 2001. Our Adjusted EBITDA as a percentage of total revenue was 4.6% and 6.6% for the three and nine months ended September 30, 2002, compared to Adjusted EBITDA losses of 16.8% and 17.0% for the same periods in 2001. Adjusted EBITDA includes $4.4 million and $24.1 million in retention and bonus expenses related to the T-Mobile merger for the three and nine months ended September 30, 2002, as compared to $27.6 million and $67.2 million for the same periods in 2001. This improvement in Adjusted EBITDA is due to several factors including decreases in CPGA, increased economies of scale, and reduced costs associated with the integration of acquired companies.

     The following table reconciles Adjusted EBITDA as discussed above to our net loss as determined in accordance with GAAP (dollars in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

Adjusted EBITDA (loss)	$61,099	$(146,009)	$230,892	$(411,954)
Depreciation and amortization	(300,142)	(675,184)	(828,917)	(1,460,397)
Impairment charges	(15,628,000)	—	(15,628,000)	—
Stock-based compensation	(3,713)	(3,956)	(11,139)	(8,366)
Other income (expense)	(125,509)	(97,259)	(339,866)	(515,731)
Income tax benefit	3,633,081	289,015	312,063	390,271

Net loss	$(12,363,184)	$(633,393)	$(16,264,967)	$(2,006,177)

     Net cash provided by operating activities was $183.7 million and $180.1 million for the three and nine months ended September 30, 2002, as compared to net cash used in operating activities of $104.3 million and $620.5 million for the same periods in 2001. This improvement in operating cash flow is due primarily to higher Adjusted EBITDA, partially offset by higher working capital requirements. Working capital has grown at a slower rate than revenues during 2002, primarily as a result of improvements in our credit, billing and collections processes.

CAPITAL EXPENDITURES

     Capital expenditures increased $68.5 million (21.0%) to $394.3 million for the three months ended September 30, 2002 and decreased $25.2 million (2.0%) to $1.2 billion for the nine months ended September 30, 2002, as compared to the same periods in 2001. The expenditure decrease in the nine month period ended September 30, 2002 is due to reduced new market build-out activity in the first half of 2002 as compared to the first half of 2001 when we were building out two major markets, Chicago and New Orleans, prior to launching service. In addition, the July 2002 launch of commercial service in the California/Nevada market required relatively low build-out expenditures due to our network infrastructure sharing agreement with Cingular.

     The decline in capital expenditures for new market launches has been largely offset by increased expenditures for network footprint and capacity expansion, and network performance and technology upgrades in existing markets. This shift in spending will continue as we have now completed the initial network build-out in our major markets and are now focused on improving network coverage, quality and capacity. In addition, we are deploying enhanced data GSM environment (“EDGE”) technology in selected areas to increase data transmission rates beyond that available through our existing GPRS network.

     We expect to continue to incur significant capital expenditures during the remainder of 2002. The level of our actual capital expenditures and acquisitions of spectrum licenses and wireless properties are dependent on opportunities that arise over the course of the year and on funding availability. We expect to continue to rely on T-Mobile International, Deutsche Telekom or its affiliates for our future funding requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of future liabilities for asset retirement obligations as an increase to the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. We are currently assessing the impact of this statement on our financial position, results of operations and cash flows. We will adopt this statement effective January 1, 2003.

     On April 30, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the requirement in SFAS No. 4 that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items, net of the related income tax effect. Adoption of SFAS No. 145 did not have a material impact on our financial position, results of operations or cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     (Omitted under the provisions of General Instruction H.)

ITEM 4 — CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

     Within 90 days prior to the date of this report (the “Evaluation Date”), our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to T-Mobile and our consolidated subsidiaries would be made known to them by others within these entities.

     Changes in internal controls

     There were no significant changes in our internal controls, or in other factors which could significantly affect these controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except as referenced in our Form 10-K for the year ended December 31, 2001, there are no material, pending legal proceedings to which we or our affiliates are a party to or of which any of our or their property is subject which, if adversely decided, would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     We filed a current report on Form 8-K dated August 14, 2002, in which we reported under Item 9 that on August 13, 2002, we filed with the Securities Exchange Commission our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 accompanied, as correspondence, by a transmittal letter and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002	T-MOBILE USA, INC.

Signatures	Title	Date

By: /s/ BRIAN W. KIRKPATRICK Brian W. Kirkpatrick	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 14, 2002

By: /s/ ALLYN P. HEBNER Allyn P. Hebner	Vice President and Controller (Principal Accounting Officer)	November 14, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, John W. Stanton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of T-Mobile USA, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By: /s/ John W. Stanton Name: John W. Stanton Title: Chairman

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Brian W. Kirkpatrick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of T-Mobile USA, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By: /s/ Brian W. Kirkpatrick Name: Brian W. Kirkpatrick Title: Executive Vice President and Chief Financial Officer