Form 10-K
period 2002-12-31
T MOBILE USA
filed 2003-03-11
CIK 1097609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER 000-29667

T-MOBILE USA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	91-1983600

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12920 - S.E. 38TH STREET BELLEVUE, WASHINGTON	98006

(Address of principal executive offices)	(Zip Code)

(425) 378-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of March 10, 2003

Common Stock, par value $.000001 per share	269,738,185

     This registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

T-MOBILE USA, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

     CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

     Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Risk Factors” below and elsewhere in this Form 10-K, that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; technology changes; competition; changes in business strategy or development plans; the leverage of T-Mobile USA, Inc. (“T-Mobile”); the availability of funding from Deutsche Telekom AG (“Deutsche Telekom”), its wholly-owned subsidiary, T-Mobile International AG (“T-Mobile International”), or their affiliates; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against T-Mobile; industry consolidation; ability to acquire and cost of acquiring additional spectrum licenses; and other factors referenced in T-Mobile’s filings with the Securities and Exchange Commission (“SEC”). GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. T-Mobile disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     Unless the context requires otherwise, “T-Mobile,” “we,” “our” and “us” includes us, our predecessors and consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

     (Abbreviated pursuant to General Instruction I.)

INTRODUCTION

     T-Mobile, formerly known as VoiceStream Wireless Corporation (“VoiceStream”), provides personal communications services (“PCS”) primarily in major urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. Our GSM network, including the GSM Facilities, LLC (“GSM Facilities”) networks in the New York City area and California and Nevada as discussed below, covers 198.9 million people with service in 41 of the top 50 United States markets, and we own licenses that cover over 86% of the United States population. Our entire network has been enhanced to provide 2.5G data services with General Packet Radio Service (“GPRS”), an extension of the GSM architecture, which permits wireless Internet access and other non-voice data transmissions through a variety of integrated devices at speeds of up to 40 kilobytes per second (“Kbps”). Additionally, we operate a Wi-Fi or 802.11b broadband wireless local area network (“WLAN”), which delivers broadband at speeds 40 to 50 times faster than the typical 28Kbps dial-up connection. Our Wi-Fi service operates under the name “T-Mobile HotSpot” and is available through over 2,200 Wi-Fi access points in 23 states in the United States.

     On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of VoiceStream in a transaction that qualified as a tax-free reorganization. Following the closing of the merger, Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile International and VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded. The merger and related transfer are hereafter referred to as the “T-Mobile merger”. During the third quarter of 2002, as part of Deutsche Telekom’s plan to develop a global brand for its wireless operations, all of the VoiceStream markets were rebranded to T-Mobile. We now operate under the T-Mobile brand name, along with most of Deutsche Telekom’s and T-Mobile International’s wireless subsidiaries. We introduced our new global spokesperson, Catherine Zeta-Jones, as part of the brand change.

     Powertel Inc. (“Powertel”), also a wholly-owned subsidiary of T-Mobile International, provides the same services under the T-Mobile brand in the southeastern United States. While Powertel’s results are not consolidated with ours, we provide management and other services to Powertel. All Powertel employees became employees of T-Mobile following Powertel’s acquisition by T-Mobile International and we are directly reimbursed by Powertel for the compensation and benefit costs of our employees working on Powertel business. We also perform centralized services and functions for Powertel including accounting and other administrative functions and we are reimbursed for these services in a manner that is intended to reflect the relative time and associated costs devoted to Powertel activities. Including the Powertel markets, the national footprint for the T-Mobile brand covers 217.9 million people in 24 of the top 25 markets and 46 of the top 50 markets.

     We are a member of 3G Americas, LLC (“3G Americas”), a group of digital wireless carriers and vendors from North, Central and South America as well as the Caribbean. 3G Americas helps provide seamless GSM wireless communications for its members. 3G Americas also sponsors working standards groups for GSM North America, which is a regional body of the GSM Association. The members of the GSM Association provide digital GSM wireless services to over 800 million customers in approximately 192 countries. GSM systems account for more than two-thirds of the worldwide digital wireless communications market. We have international roaming agreements with approximately 210 GSM operators worldwide, providing service in approximately 100 countries, and we anticipate that we will enter into roaming agreements with operators in additional countries to increase world coverage and convenience for our customers.

STRATEGY

     Our business strategy continues to be focused on capturing an increasing share of the United States market for wireless services in order to become one of the leading United States providers of such services over the long term, and a key part of T-Mobile International’s operations. To accomplish this we will seek to:

•	Establish the T-Mobile brand in the United States and penetrate the broad consumer market segments: T-Mobile’s strategy is executed around the Get More strategy to provide customers with more minutes, more features and more service so they can enjoy the benefits of mobile communications to Get More From Life. We will seek to continue to build equity in the T-Mobile brand in the United States by seeking to deliver customers the best value in their wireless communications, including more features and services to enhance their wireless communications experience.

•	Establish a leadership position in the mobile data market: We operate the largest all digital, nationwide network in the United States based on the globally dominant GSM technology. Our entire network has been enhanced to provide 2.5G data services with GPRS, providing wireless Internet access and other non-voice data transmissions through a variety of integrated devices at speeds of up to 40Kbps. Additionally, we operate the largest carrier owned Wi-Fi network of its kind in the world with service in over 2,200 locations under the name T-Mobile HotSpot. We will seek to build on the technical advantages of GSM/GPRS and the timing advantage of our early nationwide rollout of 2.5G services and increase adoption of these services by: (1) delivering a range of unique, integrated voice and data devices including handsets, Palm and Windows-based personal digital assistants (“PDAs”) and data cards, (2) providing enhanced content and functionality that is relevant to the general consumer and business consumer, and (3) effectively reaching targeted market segments through our extensive and diverse distribution network.

•	Operate high quality networks with nationwide coverage: We have essentially completed the initial GSM/GPRS network build-out of the major population centers for which we hold licenses, and are now primarily focused on improving network coverage, quality and capacity within and around the urban markets we currently serve. In addition, we plan to deploy Enhanced Data rates for GSM Evolution (“EDGE”) technology in selected areas to increase data transmission rates beyond those available through our existing GPRS network. Still in the early stages of deployment, our Wi-Fi network is the largest of its kind in the United States with over 2,200 T-Mobile HotSpot locations in Starbucks coffeehouses, American Airlines Admirals Clubs and airports, and we plan to continue the rapid expansion of the network. Plans for 2003 include additional Starbucks locations, over 400 Borders Books and Music locations and 100 of the most frequented American Airlines, Inc., Delta Air Lines, Inc. and United Air Lines, Inc. airline clubs and lounges, with expansion to the boarding gates as airport approvals are secured. We will continue to seek opportunities to expand the service into quality locations where people already visit and are prone to want high-speed data services when they are away from their home or office.

•	Expand our distribution network: We plan to continue to expand the distribution network for our services and products as we expand our presence in existing markets. This distribution network features a mix of company-owned stores, exclusive and non-exclusive dealers, national retailers, Internet based retailers, including T-Mobile’s on-line store, value-added resellers, and a direct sales force targeting general business and national and strategic accounts.

•	Increase our spectrum holdings: We will continue to seek opportunities where appropriate to acquire additional spectrum licenses, systems and/or operators, which will add to our current footprint or increase our spectrum capacity in our existing markets.

•	Achieve cost efficiencies through centralization and size: Our centralized key business functions such as marketing and customer care, as well our administrative functions such as accounting and human resources, allow us to realize economies of scale as we continue to grow our customer base. We plan to continue to refine our key processes to realize additional cost efficiencies in the future. Our size and relationship with Deutsche Telekom will enable us to continue to negotiate more favorable pricing and financing terms for the purchase of services, handsets, wireless data devices and network equipment.

SALES, MARKETING AND CUSTOMER SERVICE

     Our sales, marketing and customer service strategy is centered around the Get More strategy as the means to capture an increasing share of the United States market for wireless services. We target market segments with the potential to be moderate to high-end users of our voice, data and messaging services. We bundle our features and services in a variety of ways at various price points that we believe represent the best value in meeting the communications needs of these targeted segments.

•	Marketing: In addition to continuing to leverage the success of our Get More strategy in the United States, we are now operating and marketing our services under the international T-Mobile wireless brand and have introduced a new global spokesperson, Catherine Zeta-Jones. We believe all of these factors contributed to the success of our launch of commercial service in California and Nevada during the third quarter of 2002 and the overall high rate of customer growth we experienced in the second half of 2002. We believe these factors will continue to positively affect our customer growth.

Our marketing efforts are focused primarily on the general consumer market. We are expanding these efforts to also target business consumers with an emphasis on our integrated voice and wireless data services. We market the Get More philosophy to both general consumers and businesses by emphasizing that customers get more value for their money from our competitive pricing, enhanced features, functionality and applications, and by promoting the benefits of integrated voice, data and messaging services.

•	Sales: We sell our products and services through an extensive and diverse distribution network featuring company-owned stores, exclusive and non-exclusive dealers, national retailers, on-line retailers including T-Mobile’s on-line store, value-added resellers, and through a direct sales force targeting general business and national and strategic accounts.

We believe that our local sales offices and retail stores provide the physical presence in local markets necessary to position T-Mobile as a quality wireless services provider, and give us greater control over both our costs and the sales process. Our training programs provide our sales employees with an understanding of our systems, products and services so that they, in turn, can provide information to prospective customers. Sales commissions are generally linked to the type of service, activation levels and customer retention.

We are both a retail and wholesale distributor of handsets and other wireless data devices, and we maintain inventories of these items. Although customers are generally responsible for purchasing or otherwise obtaining their own handsets or wireless data devices, we generally sell handsets and other devices below cost to respond to competition for new customers and to retain existing customers. We expect these handset subsidies to remain common industry practice for the foreseeable future.

•	Customer service: Quality customer service is a significant element of our operating philosophy. We are committed to attracting and retaining customers by seeking to provide quality customer service. We maintain a customer service and technical assistance system staffed to handle both routine and complex questions as they arise, 24 hours a day, 7 days a week. Customers can also manage their accounts on-line, adding features to their service, and viewing and paying their bills through our web site.

We continuously monitor customer churn (the rate of customer attrition) as a key indicator of customer satisfaction. We manage our churn rate in part through a program implemented by our sales force and customer service personnel that is intended to enhance customer loyalty and increase add-on sales and customer referrals. The program allows the sales staff to check customer satisfaction, as well as offer additional calling features and incentives to achieve customer satisfaction. We also have an in-depth customer relationship marketing program that reaches customers at critical times during their life-cycle, rewarding them for their loyalty as a T-Mobile customer.

•	Intellectual property: We hold several federal trademark registrations, including the following principal trademarks:

FAMILYTIME® GET MORE® GET MORE FROM LIFE® GET MORE MAX® GET MORE PLUS® THE GET MORE PROMISE® WHENEVER MINUTES®

We have pending applications to register other trademarks and service marks with the United States Patent and Trademark Office. Deutsche Telekom holds federal trademark registrations for the mark “T-Mobile” and numerous other trademarks and service marks, which we are licensed to use.

PRODUCTS AND SERVICES

     We provide a variety of wireless products and services designed to match a wide range of needs for business and personal use, including wireless voice, data and messaging services. As part of our Get More value proposition, we include an array of features with every voice service plan. These features include voicemail, message alert, caller ID, call waiting, short message service (“SMS”), call hold and conference calling. Our data services provide customers with Internet access enabling them to access a variety of content and other services. Additionally, a hands-free device is included with every T-Mobile handset we package for sale. Through our GSM/GPRS and Wi-Fi networks, we offer a variety of services, features and benefits including:

•	Voice Services: We offer a variety of rate plans and handsets aimed at both the general consumer and business market segments, consistent with the Get More strategy. The devices we offer change continually as new models or devices become available with greater and more refined content and increased functionality, applications and integration options. We will continue to bring a wide range of new integrated voice and data devices to market including handsets, Palm and Windows-based PDA’s and data cards that will allow customers to take advantage of both our nationwide voice and wireless data networks.

•	T-Mobile Internet: We were the first United States carrier to launch 2.5G wireless data services across our entire network. Our data service, called T-Mobile Internet, is based on GPRS technology, an extension of GSM, and provides customers with an ‘always-on’ connection to the Internet at speeds of up to 40Kbps when using appropriate wireless data devices and applications. Available in over 8,000 cities, consistent with our GSM voice network, T-Mobile Internet delivers wide area coverage at speeds comparable to typical dial-up connections, making it a practical solution for data transmission services. Customers are able to have constant access to items such as corporate and personal e-mail, contacts and calendar. With appropriate wireless data devices and applications, the need to log on or dial-up to a data session is eliminated, and customers pay for the amount of data sent and received, not the length of their session. Customers can access the GPRS network through a variety of integrated voice and data devices.

•	T-Mobile HotSpot: Through the acquisition of the assets of MobileStar Service Communications, Inc. (“MobileStar”) in January 2002, we have entered into the Wi-Fi wireless broadband communications business and commercially market these services under the name T-Mobile HotSpot. This service allows customers to access the Internet and their corporate intranet remotely, using Wi-Fi enabled laptops or PDA’s, in public locations such as airports and coffee houses at speeds 40 to 50 times faster than the typical 28Kbps dial-up connection. T-Mobile HotSpots are located where people are likely to spend time away from their home or office and are prone to want high-speed data services. Our Wi-Fi network is fast enough to accommodate the full spectrum of applications from accessing e-mail with large attachments to multi-media video conferencing or Internet surfing. The service is priced based on access to the network, versus the amount of data that is transferred over the network. Pricing plans are based on either a pay-as-you-go or a fixed-fee basis for unlimited nationwide usage.

In the future, we will seek to offer integrated GPRS and Wi-Fi handheld devices, enabling customers to seamlessly transfer between the two networks. As a national carrier, we intend to utilize our scalable infrastructure such as billing and customer care to offer the dependability of carrier-class equipment, the operational effectiveness of a central national operations center (“NOC”), security protocols and technology, and customer service. With one bill, one service provider and a bundled voice and data plan, we intend to offer customers a comprehensive, seamless experience at a cost-effective price and further deliver on the Get More strategy to offer customers the best value in their wireless service.

•	Messaging Services: Our advanced two-way text messaging service gives customers the ability to send and receive text messages and e-mail to and from their wireless data devices as well as personal computers. Customers can filter, forward and reply to home or office e-mails via their wireless data devices.

•	My T-Mobile: Through a personal portal called “My T-Mobile” we offer a variety of services. The portal was built to fully integrate Internet functionality with wireless service in a manner that complements both technologies and provides a superior customer experience. Services offered through My T-Mobile include but are not limited to:

•	AOL Instant MessengerTM Service — Customers can sign up for AOL Instant Messenger TM and create Buddy Lists®. With this service customers can see when their buddies are on-line, and have text conversations in real time via their handsets or wireless data devices.

•	Alerts — Customers can choose from a broad array of Internet news and information services to be delivered to their handsets or wireless data devices. Message alerts can include stock prices, sports scores, daily horoscopes, weather and other news services. Customers personally select what information they want and schedule delivery when they want.

•	Handset customization — Customers can choose from a large variety of personal ring tones, screen savers, backgrounds, and caller ID pictures to be downloaded to certain models of handsets. Custom faceplates and accessories are also available, allowing personalization of T-Mobile services that can be seen and heard.

•	On-line account management — Customers can manage their T-Mobile account via the Internet. They can update their phone directory, view their bill, pay online and add features and services to their account.

•	Roaming: Our customers are able to roam in certain areas of the United States and internationally on other GSM systems. GSM communications technology is the dominant world standard for digital wireless communications, which allows T-Mobile customers to enjoy one-handset, one-number worldwide service using a multi-band handset or wireless data device. As part of T-Mobile International, our customers are able to roam internationally in over 90 countries at favorable pricing based on location through our WorldClass Roaming plan, while other T-Mobile International customers can roam on our network on similar terms. We also have international roaming agreements with 210 GSM operators worldwide, providing service in 100 countries. We offer the only trans-Atlantic GPRS wireless data network, with coverage in many European countries. We plan to continue to expand international roaming coverage for our customers through new roaming agreements with additional international GSM providers.

•	Smart Card: We provide a “Smart Card” to each customer that can be used with every T-Mobile handset and wireless data device. Each Smart Card is a microchip programmed with the customer’s billing information, phonebook and personalized service information. This allows customers to obtain PCS connectivity automatically using a variety of devices simply by inserting their Smart Card microchip into compatible PCS devices.

•	Call security and privacy: The T-Mobile Smart Card, in association with GSM technology, provides increased security against fraud and eavesdropping by encoding every voice and data transmission. Each time a T-Mobile handset or wireless data device is turned on, information on the T-Mobile Smart Card is checked to ensure that it is a valid subscription card. A Personal Identification Number (“PIN”) can be stored on the Smart Card to prevent the use of stolen or lost cards. In addition, each transmission is sent using a random code, making eavesdropping and over-the-air theft of phone and identification numbers extremely difficult. Only T-Mobile switches can read the encoded information, and therefore attempts to break into the system are more likely to be detected and eliminated.

•	Over-the-air activation and over-the-air customer profile management: We are able to transmit changes in the customer’s feature package, including mobile number assignment and personal directory numbers, directly to the customer’s handset or wireless data device.

•	Handsets and wireless data devices: We do not manufacture the handsets or wireless data devices used in our operations. While the high degree of compatibility among different manufacturers’ handsets and wireless data devices allows us to operate without being heavily dependent upon any single source of such devices, we are still exposed to the potential impact of a vendor not being able to meet our supply needs. In order to minimize this impact and to provide a wide range of devices to meet customers’ needs and preferences, we purchase handsets and wireless data devices from multiple vendors including, but not limited to, Motorola Inc., Samsung Electronics Co., Ltd., Nokia Mobile Phones, Inc. and Sony Ericsson Mobile Communications. Other suppliers include a growing number of new vendors that manufacture specialized mobile data transmission devices including Palm and Windows-based PDA’s, laptop data cards and other devices.

     We offer the range of services described above to our post pay customers who meet certain credit requirements. We also offer plans to customers with lower credit scores and/or with different payment preferences as follows:

•	We offer plans with the same features and services discussed above to customers with established credit, but who do not have credit sufficient to meet our requirements of our traditional post pay plans. These plans require an up front non-refundable fee, and provide spending limits that the customer cannot exceed without their account being suspended until payment is made. This minimizes our risk of loss with these customers, but allows the customer access to all other features and services under certain of our post pay plans.

•	We also offer prepaid service that requires advance payment for service in specific dollar denominations. We offer prepaid customers discounted calling rates based on a customer’s previous purchases with T-Mobile. The range of services and features we offer to our prepaid customers is not as broad as those offered to our post pay customers. While we offer SMS services, we do not currently offer GPRS services to our prepaid customers. Our prepaid customers’ access to our web-based services is limited and there are certain restrictions over roaming capabilities.

MARKETS AND SYSTEMS

     We currently own or operate spectrum licenses allowing us to provide wireless services in areas of the United States inhabited by 248.3 million people. Together with Powertel, and through joint ventures in which we have non-controlling ownership interests, we have access to licenses in areas inhabited by an additional 29.1 million people for a total of 277.4 million people or 95% of the United States population.

     We are one of the six largest, nationwide providers of wireless voice and data services, currently operating in 23 of the top 25 markets and 41 of the top 50 markets in the United States, and including Powertel, in 24 of the top 25 markets and 46 of the top 50 markets in the United States. Through our ownership of spectrum licenses as noted above, our GSM/GPRS network, including the GSM Facilities’ networks in the New York City area, California and parts of Nevada, we currently market our brand and provide wireless services in markets covering 198.9 million people. Together with Powertel, we market and provide wireless services in markets covering an additional 19.0 million people for a total of 217.9 million people or 75.8% of the United States population. We have essentially completed the initial GSM/GPRS network build-out of the major population centers for which we hold licenses, and are now primarily focused on improving network coverage, quality and capacity within and around the urban markets we currently serve.

     Joint ventures and other entities in which we hold interests

     We have entered into joint venture agreements and made other equity investments in operating companies primarily to obtain coverage for our customers in geographic areas where we ourselves could not otherwise obtain spectrum licenses, to share the cost of building and operating wireless networks and to promote the continued growth and expansion of GSM networks in North America. Entities that are 20 percent to 50 percent owned by us are generally accounted for under the equity method and entities that are less than 20 percent owned are generally accounted for under the cost method. Where control exists through voting rights or other means or where accounting principles generally accepted in the United States (“GAAP”) require, we consolidate such entities’ results with our own.

          Network Infrastructure Venture with Cingular (GSM Facilities)

     We entered into an agreement with Cingular Wireless LLC (“Cingular”) in November 2001 to share in the ownership and operation of GSM network infrastructures in specified markets. We contributed our network assets in the New York Basic Trading Area (“BTA”) (the “New York City market”), and Cingular contributed its network assets in the Los Angeles and San Francisco Major Trading Areas (“MTAs”), which cover most of California and parts of Nevada (the “California/Nevada market”), to a newly formed joint venture entity, GSM Facilities. Concurrent with its formation, GSM Facilities entered into operating agreements with T-Mobile and Cingular to manage and maintain the assets previously owned by each company on behalf of the joint venture. In July 2002 we began marketing our commercial service in and around the major population centers of the California/Nevada market, including San Francisco, Los Angeles and Las Vegas, and Cingular began marketing its commercial service in the New York City market. The monthly cash operating expenses of GSM Facilities are charged to T-Mobile and Cingular based on each party’s proportionate share of spectrum in each market. Through a separate reciprocal home roaming agreement, Cingular and T-Mobile charge each other for usage that differs from the spectrum-based expense allocations in each market. GSM Facilities also incurs non-cash expenses including depreciation on assets in the joint venture and interest charges on certain capitalized tower leases, which are allocated to T-Mobile and Cingular based on their relative economic interests in GSM Facilities.

     The capital expenditure requirements of the joint venture are funded through capital contributions from T-Mobile and Cingular. Pursuant to the operating agreements, T-Mobile and Cingular procure services and network equipment on behalf of GSM Facilities in the respective markets they operate and resell them to GSM Facilities. Capital contributions to fund the expenditures by GSM Facilities are then allocated to each party based on the nature of the expenditures. Contributions to fund network capacity increases are allocated based on each party’s incremental growth in network usage, while contributions to fund technology upgrades and network footprint expansion are generally allocated evenly. Under the terms of the infrastructure sharing agreement, Cingular is obligated to contribute $450.0 million for GSM Facilities’ capital expenditures in addition to their share of capital expenditures over two years from inception.

     Contractual termination provisions provide for an orderly unwind of GSM Facilities over a two year period in the event of a change in control of a member, material breach or at the discretion of either member. In an unwind, the New York City market network assets would be returned to T-Mobile and the California/Nevada market network assets would be returned to Cingular, with a settlement between the members to adjust for contribution differences. Under some circumstances, an unwind would also include the exchange of certain predetermined spectrum licenses between Cingular and T-Mobile, although the spectrum licenses are not held by GSM Facilities. Additionally, an unwind caused by certain actions of either party may result in substantial cash termination payments by that party. In the event of such termination, T-Mobile would incur substantial capital expenditures for the subsequent build-out of a wireless network in the California/Nevada market and to enhance the network in the New York City market.

          Designated Entities

     The Federal Communications Commission (“FCC”), which regulates the sale and use of radio spectrum by which PCS service is provided in the United States, has granted a narrow category of entities (“Designated Entities”) the exclusive right to bid for and own certain C and F Block licenses. We do not qualify as a Designated Entity, and so in order to continue expanding service to our customers, we currently hold non-controlling ownership interests in two companies that qualify as Designated Entities, Cook Inlet/VS GSM V PCS Holdings, LLC (“CIVS V”) and Cook Inlet/VS GSM VI PCS Holdings, LLC (“CIVS VI”). These two companies (hereafter referred to as the “CIRI Designated Entities”) are controlled by an affiliate of Cook Inlet Region, Inc. (“CIRI”). Through wholesale reseller and other contractual arrangements, T-Mobile customers can obtain service in territories covered by the C and F Block spectrum licenses that are owned and operated by the CIRI Designated Entities. Under exchange rights agreements, our partners in these entities have the option to put their ownership interest to us in exchange for cash and/or Deutsche Telekom stock provided that certain FCC requirements are met. On December 31, 2002, CIRI’s affiliate formally notified us of its intent to put its ownership interest in CIVS VI to us. The exchange is pending approval by the FCC and is expected to close in the first half of 2003. If approved, the exchange is not expected to have a material impact on our financial position, results of operations or cash flows.

          Other entities in which we hold interests

     We hold non-controlling interests in the following entities that provide PCS service using GSM technology: Iowa Wireless Services, L.P.; NPI-Omnipoint Wireless, LLC; Wireless Alliance, L.L.C.; SBC International Puerto Rico Inc.; and Microcell Telecommunications Inc. (“Microcell”), a publicly traded Canadian wireless service provider. We do not expect these entities to generate income from their operations in the foreseeable future due to the high level of capital expenditures and high costs associated with expansion and operation of their networks. We have not guaranteed the obligations or otherwise committed to provide further financial support for these entities.

THE WIRELESS COMMUNICATIONS INDUSTRY

     Overview

     Since its introduction in 1983, wireless service in the United States has grown dramatically. The Cellular Telecommunications & Internet Association (“CTIA”) reports that there were 134.6 million PCS, cellular and enhanced specialized mobile radio (“SMR”) customers in the United States as of June 30, 2002. This represents a nationwide penetration rate of wireless services of more than 46%. The wireless communications industry generally includes one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular, PCS and SMR. Wireless communications systems use a variety of radio frequencies to transmit voice and data signals, referred to as spectrum, which is licensed in distinct frequency blocks.

     PCS service was commercially launched in 1996 utilizing the 1900 MHz frequency band specifically set aside for PCS service. PCS uses digital technology, which converts voice or data signals into a stream of digits that are compressed before transmission. A single radio channel may carry multiple simultaneous signal transmissions, enhancing capacity and allowing digital-based wireless carriers to offer new and enhanced wireless services. Such services include data transmission features that allow “mobile office” applications such as facsimile, e-mail, wireless connections to computer/data networks, basic Internet capabilities and improved conversation privacy. Packet-switched digital technology, which underlies GPRS, further provides for substantially higher data transmission rates and continuous connectivity to data networks and more robust Internet capabilities.

     As further discussed below, PCS competes directly with cellular telephone and data services, paging and SMR services. Cellular service was commercially launched in 1983, initially using only analog-based technology on the 824 to 896 MHz frequency band set aside for cellular service. Analog cellular service continues to be more widely deployed geographically than digital service; however, all major carriers with cellular spectrum now provide both digital-based voice and wireless data services utilizing the cellular frequency band. Analog cellular service generally offers a more limited number of voice features and does not offer the data transmission features available with digital technologies. PCS is also increasingly competing with wired local communications services as PCS costs decline and the quality and range of services increases.

     Operation of wireless communications systems

     Wireless communications system service areas, whether cellular or PCS, are divided into multiple “cells”. In both cellular and PCS systems, each cell contains a transmitter, a receiver and signaling equipment (collectively referred to as the “cell site”). The cell site is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the wireless communications system for the entire service area. The signal strength of a transmission between a handset or wireless data device and a cell site declines as the handset or wireless data device moves away from that cell site. The system coordinates all aspects of call transmission to and from handsets and wireless data devices and ensures the “hand off” of calls to other cell sites, which is designed to prevent calls from being dropped as customers travel between overlapping coverage areas of individual cell sites. Wireless communications providers also establish interconnection agreements with local exchange carriers (“LECs”) and interexchange carriers in order to allow a call to or from a wireless customer to be routed over the facilities of these other carriers.

     Wireless system operators often enter into “roaming” agreements by which the operators will provide service to customers of other wireless service providers with compatible wireless systems who are temporarily located in or traveling through their service areas and where the customer’s provider does not have service. Although PCS and cellular systems utilize similar technologies and hardware, they generally operate on different frequencies and use different technical and network standards. PCS systems operate under one of three principal digital signal transmission standards that have been deployed by various operators and vendors: GSM, Time Division Multiple Access (“TDMA”), or Code Division Multiple Access (“CDMA”). An additional standard, Integrated Digital Enhanced Network (“iDEN”), is used on enhanced SMR systems. Some, but not all, PCS service providers offer dual-mode handsets, which make it possible for their customers to roam on analog systems, and more recently multi-mode handsets that enable roaming on certain other digital systems, including GSM, outside of their service area. We do not currently sell or support such multi-mode GSM handsets.

     GSM is the most widely used wireless technology in the world, serving over 800 million customers. It offers an open system architecture, is supported by a variety of vendors and allows GSM operators to achieve cost efficiencies in infrastructure and mobile terminal equipment. GSM provides the benefit of a single phone number and transparent services on a global roaming basis. GSM also has high capacity, high voice quality and utilizes industry-leading encryption and authentication technology that provides customers with a high level of conversation privacy and protection against unauthorized subscription usage. GSM has always supported wireless data and currently supports wireless packet-based data transmission through GPRS. This allows GSM operators to provide customers with enhanced Internet and mobile data services.

     CDMA has been widely deployed in North America and parts of Asia and has interoperability with North American analog cellular systems, permitting CDMA customers with dual-mode handsets to roam on analog wireless systems. Because CDMA uses a closed architecture and is dependent upon intellectual property rights owned by a few manufacturers, the cost of network equipment, handsets and wireless data devices is generally higher than GSM. CDMA has limited global deployment, thus limiting the customer’s ability to use services based upon CDMA technology outside of the United States.

     GSM and TDMA are both based upon time-division of spectrum and are currently incompatible with each other and with CDMA. TDMA, like CDMA, has interoperability with analog cellular systems, enabling customers with dual-mode handsets to roam on analog networks. GSM utilizes a digital protocol that is incompatible with CDMA, TDMA, iDEN and analog systems, which historically has made the development of dual-mode handsets impractical. Accordingly, customers utilizing GSM handsets have historically been unable to roam on analog or other digital systems when traveling in an area not served by a GSM operator. During 2002, multi-mode handsets offering interoperability among GSM, TDMA and analog systems became commercially available and are being sold by some wireless service providers.

     Competition

     We operate in highly competitive markets. Competition for customers among wireless spectrum licensees is principally based upon the selection of services and features offered, the technical quality of the wireless systems, customer service, system coverage, capacity and price. The FCC’s allocation of spectrum currently provides for at least six PCS spectrum licenses in each geographic area and two cellular spectrum licenses in each market. There was formerly a spectrum cap that limited the amount of PCS, cellular and covered SMR spectrum that a licensee could hold in overlapping markets to 55 MHz. There was also a cross-interest restriction that limited the ability of an entity to have ownership or other attributable interests in cellular licensees on different channel blocks in overlapping markets. These regulations combined to limit the minimum number of licensees in a given geographic area to five, three PCS and two unaffiliated cellular licensees in each market. The spectrum cap was removed effective January 1, 2003, as was the cellular cross-interest restriction in the larger, urban cellular markets, known as Metropolitan Statistical Areas (“MSAs”). The FCC retained the cross-interest restriction in the smaller, rural cellular markets, known as Rural Service Areas. The FCC indicated that it would engage in a case-by-case review of any anticompetitive effects of spectrum acquisitions. Although it is not clear what criteria the FCC will use in reviewing spectrum acquisitions, the elimination of the spectrum cap and the cross-interest restriction in MSAs may lead to further consolidation among PCS and cellular service providers.

     Our principal competitors are the national PCS and cellular providers, and the national specialized radio licensee in our markets, many of which have been operational for a number of years. Earlier market entry by these competitors often provided them the opportunity to gain greater coverage within individual markets, larger customer bases and the ability to offer no or low cost roaming and toll calls in wider areas. Many of our competitors in the national market provide services comparable to our PCS services and continue to have the advantages of greater geographical coverage and more customers. These competitors include Verizon Wireless, Inc. (“Verizon”); Cingular; AT&T Wireless Services, Inc. (“AT&T Wireless”); Sprint Spectrum L.P. (“Sprint PCS”); and Nextel Communications, Inc. (“Nextel”). We also compete with local or regional PCS providers, paging, dispatch, cellular, wireless service resellers and landline telephone service providers. We also face increased competition from entities providing similar services in particular situations using other currently operational technologies such as WLANs or other unlicensed applications or developing new technologies for use in the future.

     GSM technology has not historically been widely deployed by North American wireless operators. Our principal PCS competitors generally have used standards other than GSM. For example, Verizon and Sprint PCS use the CDMA standard. AT&T Wireless, until it began the rollout of the GSM standard in 2001, has used the TDMA standard exclusively and Cingular has used TDMA in most of its service areas and GSM in other limited service areas. The different PCS technologies utilized by our principal competitors combined with the historical absence of practical multi-mode handsets supporting the GSM standard have precluded our customers from roaming on other carriers’ digital and analog networks, in most cases, when they are traveling in North America outside our service areas.

     AT&T Wireless and Cingular have begun overlaying their TDMA networks with GSM networks in many markets, while continuing to provide services on their TDMA networks. AT&T Wireless recently indicated that its total combined TDMA and GSM footprint would cover 221.0 million people by the end of 2003. Cingular and AT&T Wireless also entered into a joint venture in 2002 to further expand their GSM networks. The expansion of the GSM networks by these competitors may make it possible for our customers to have expanded roaming capabilities. At the same time, however, multi-mode handsets offered by our competitors using the CDMA, TDMA and GSM standards will allow their customers to roam onto systems of other carriers operating on other standards, effectively increasing areas of coverage available to their customers.

     The FCC formerly required all cellular and PCS spectrum licensees to provide service to resellers. A reseller of wireless service is allocated blocks of telephone numbers and capacity from licensed wireless carriers and then resells those services to its own customers. Thus, a reseller is both a customer of a wireless spectrum licensee’s services and also a competitor of that spectrum licensee. Several small resellers currently operate in competition with us. The obligation of spectrum licensees to provide service to resellers terminated on November 24, 2002.

     Competition may increase as a result of several recent federal government actions that will increase the amount of available spectrum for the provision of commercial mobile radio service (“CMRS”), which includes PCS, cellular and enhanced SMR services. In 2002, the federal government reallocated 90 MHz of spectrum in the 1.7 and 2.1 GHz bands for advanced wireless (2.5G+) services. In January 2003, the FCC reallocated 30 MHz of mobile satellite service (“MSS”) spectrum in the 1.9 and 2.1 GHz bands for fixed and mobile uses. The FCC also plans to auction spectrum in the 700 MHz band for CMRS and other uses that has become available as a result of the migration from analog to digital television broadcasting. Additionally, the Supreme Court recently ruled that the FCC improperly cancelled PCS spectrum licenses previously won at auction by NextWave Personal Communications Inc., NextWave Power Partners Inc. and Urban-Comm North Carolina, Inc. (“NextWave-Urban Comm”). This ruling is expected to result in commercial operation of this spectrum by NextWave-Urban Comm or other carriers to whom this spectrum or portions thereof may be transferred. These developments may increase competition and therefore negatively impact our business.

     Competition in the emerging Wi-Fi market is extremely fragmented due to the nature of Wi-Fi technology and its use of unlicensed spectrum. The initial competitors in this market such as Boingo Wireless, Inc., iPASS Inc. and GRIC Communications, Inc. have elected to purchase and resell access on existing Wi-Fi systems of smaller third parties, thus creating aggregated networks. We intend to continue expanding our HotSpot Wi-Fi service through the build-out of additional access points of our own and integrating Wi-Fi into broader wireless voice and data service offerings. Other CMRS carriers have recently announced plans to enter the Wi-Fi market. These other carriers and other Wi-Fi service providers are bidding to construct access points at airports and other venues in competition with our service.

GOVERNMENTAL REGULATION

     Our telecommunications systems and operations are regulated by the FCC pursuant to the Communications Act of 1934 (the “Communications Act”) and the Telecommunications Act of 1996 (the “Telecommunications Act”) (collectively, the “Acts”) and by various other federal, state and local government bodies.

     The FCC allocates spectrum licenses for radio frequency spectrum through competitive bidding, or auctions. The FCC generally allows all qualified applicants to bid on spectrum licenses, with the exception of certain spectrum licenses that are reserved for Designated Entities. The FCC has divided the United States into separate PCS geographic markets, with six or more spectrum licenses on separate frequencies in each market. Spectrum licensees are generally allowed to divide their licenses further, either spectrally (“disaggregation”), geographically (“partitioning”), or both, in private transactions after an auction, subject to certain restrictions. Spectrum licensees are also subject to other FCC and other regulatory rules and various recent industry developments that may affect our business operations as follows:

•	Renewal and construction requirements of spectrum licenses: Spectrum licenses have a ten-year term, after which they must be renewed with the FCC. The renewal generally will be granted to a spectrum licensee that has: (1) provided substantial service during its past spectrum license term and (2) substantially complied with applicable FCC rules and policies and the Acts. The FCC also mandates that spectrum licensees construct facilities that provide adequate service to a certain percentage of the population of their spectrum licensed service areas within five, and in some cases, ten years of the initial spectrum license grant. Failure to meet these construction deadlines may result in forfeiture of the spectrum license.

•	Compliance with antenna structure and other technical requirements: PCS systems are subject to certain Federal Aviation Administration regulations with respect to location, lighting and construction of transmitter towers and antennas and are subject to regulation under the National Environmental Policy Act and environmental regulations of the FCC. The FCC also mandates various technical parameters, and state or local zoning and land use regulations also apply to wireless systems.

•	Transfers and assignments of spectrum licenses: Subject to certain exceptions, the FCC’s approval must be obtained prior to assigning or transferring control of a spectrum license. Any acquisition or sale of spectrum licenses may also require prior review by the Federal Trade Commission and the Department of Justice if the transaction is over a certain size, as well as state or local regulatory authorities having jurisdiction.

FCC rules restrict the voluntary assignment or transfer of control of Designated Entity spectrum licenses. During the first five years of the spectrum license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the FCC’s Designated Entity eligibility criteria for holding such spectrum licenses. However, a spectrum licensee may assign or transfer control of a Designated Entity spectrum license to a non-Designated Entity within the five year restricted period if it has satisfied the first construction benchmark for the spectrum license, although such transfers may be subject to unjust enrichment payments. Upon transfer or assignment of a Designated Entity spectrum license to a non-Designated Entity during the initial spectrum license term, any installment payment plans are accelerated, and during the first five years of the initial spectrum license term, all or a portion of any bidding credits received by the Designated Entity must be forfeited. The FCC has authority to conduct random audits to ensure that spectrum licensees are in compliance with the FCC’s Designated Entity eligibility rules, and any violations could result in spectrum license revocations, forfeitures or fines.

•	FCC wireless spectrum cap: As discussed above, previously a single person or entity (or related group) could hold an attributable interest in PCS, cellular and covered SMR spectrum licenses totaling no more than 55 MHz in all markets where there was a significant overlap in a particular geographic area. The FCC eliminated the restriction effective January 1, 2003. However, the FCC indicated that it would engage in a case-by-case review of any anticompetitive effects of spectrum acquisitions. It is not clear at this time what criteria the FCC will use in reviewing spectrum acquisitions.

•	Relocation of microwave incumbents: The spectrum acquired by a spectrum licensee may be encumbered by the fixed microwave systems of existing spectrum licensees. In order for the spectrum licensees to operate their PCS systems, they may need to relocate these incumbent microwave spectrum licensees to other spectrum. The FCC has adopted transition and cost sharing plans to facilitate the relocation of incumbents and to ensure that subsequent spectrum licensees that benefit from the earlier relocation by another carrier share the cost of the relocation. The transition and cost sharing plans expire in April 2005, after which any remaining incumbents in the spectrum band will be responsible for their own relocation costs.

•	Foreign ownership: The Communications Act limits direct foreign ownership in an FCC spectrum license to 20 percent. The Communications Act also mandates that no more than 25 percent of a FCC spectrum licensee’s capital stock may be indirectly owned or voted by non-United States citizens or their representatives, by a foreign government, or by a foreign corporation, absent an FCC finding that a higher level of foreign ownership is not inconsistent with the public interest. Indirect ownership in excess of 25 percent by persons or entities from countries that are signatories to the World Trade Basic Telecom Organization Agreement are presumed to be in the public interest. However, the FCC has the right to attach additional conditions to a grant of authority, and, in the exceptional case in which an application poses a very high risk to competition, to deny an application. In connection with the T-Mobile merger, the FCC authorized T-Mobile to have 100 percent indirect foreign ownership of spectrum licenses.

•	Enhanced 911: The FCC has established timetables for making emergency 911 services available by cellular, PCS, and other CMRS providers, including enhanced 911 (“E911”) services that provide the caller’s telephone number, location and other useful information. Fundamentally, such carriers have an ongoing obligation to comply with various implementation standards and deadlines imposed by the FCC relating to E911. Although we have various requests and petitions pending at the FCC to modify and clarify our E911 obligations, we are partially out of compliance with certain current E911 requirements. The FCC has proposed a $1.25 million penalty against us for alleged non-compliance, and we may be subject to additional fines in the future. Any such monetary penalties are not expected to have a material impact on our financial position, results of operations or cash flows.

•	LEC/CMRS interconnection: FCC rules require LECs to provide CMRS carriers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or not economically reasonable. Interconnection allows the completion of calls between wireless and wireline phones. CMRS providers are entitled to reciprocal compensation arrangements with LECs, in which CMRS providers can collect the same charges for terminating wireline-to-wireless traffic on their systems that the LECs charge for terminating wireless-to-wireline calls, and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. There is an on-going FCC rulemaking proceeding to reexamine all of its currently regulated forms of intercarrier compensation, including the existing reciprocal compensation mechanism for LEC-CMRS interconnection, which may result in substantial modification of the FCC’s interconnection rules. We do not believe the impact of any such modifications to be determined by the FCC in this proceeding will have a material impact on our business.

•	Universal service: The goal of universal service is to ensure the provision of basic and enhanced telecommunications services to all areas in the United States, including schools, libraries, rural health care, high-cost and low-income areas. The Federal government, along with all 50 states, have created such programs although the goals of such programs vary by jurisdiction. Wireless service providers are eligible to receive universal service subsidies, but are also required to contribute to the federal universal service fund and to certain state programs. Contributions to the Federal program are based primarily on a percentage of interstate end-user revenues as determined on a quarterly basis by the FCC. Contributions to the state programs vary, but are generally based on intrastate revenues.

•	Wireless local number portability: CMRS carriers are required under FCC rules to provide local number portability (“LNP”), which enables customers to migrate their landline telephone numbers to a CMRS carrier and vice versa, and to migrate their CMRS telephone numbers from one CMRS carrier to another CMRS carrier. CMRS carriers are required to implement LNP in the top 100 MSAs by November 24, 2003. Legislation has recently been introduced in the United States House of Representatives, which if enacted into law, may require LNP in all markets by an earlier date. Verizon and CTIA currently have pending before the United States Court of Appeals for the District of Columbia Circuit a challenge to the FCC’s LNP rules which, if successful, would indefinitely delay implementation of the FCC’s LNP rules. We may incur substantial costs in complying with this requirement and we are unable to determine the impact on our business of the increased ability of customers to change their wireless service providers.

•	CALEA: The Communications Assistance for Law Enforcement Act (“CALEA”) requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials’ use of wiretaps and like devices to intercept or isolate customer communications. All CMRS carriers must comply with CALEA. In addition, T-Mobile is subject to an agreement with the Federal Bureau of Investigation and Department of Justice, which imposes on us certain operational and other requirements designed to ensure that we can effectively respond to, and implement, such wiretap and other information requests by law enforcement agencies.

•	CMRS automatic roaming: The FCC is currently considering whether it should adopt “automatic” roaming rules for CMRS carriers and phase out the current “manual” roaming requirement. Manual roaming requires the customer to take additional action to establish a contractual relationship with a host carrier to carry a call that is placed outside the customer’s home area. The FCC has not yet issued a decision on this matter. Even though there is not a current requirement that carriers enter into agreements with one another to enable automatic roaming, most wireless carriers have already entered into voluntary automatic roaming agreements with other carriers so that their customers do not have to take such additional steps relating to manual roaming.

•	Health effects of wireless handsets, wireless data devices and cell sites: A number of studies have been conducted to examine the health effects of wireless phone use, and some of the studies have been construed as indicating that wireless phone use causes adverse health effects. Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. We are subject to current and potential future litigation relating to these health concerns. Several lawsuits have been filed against us, other wireless carriers and other participants in the wireless industry, asserting product liability, breach of warranty, adverse health effects and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. Some of these lawsuits allege other related claims, including negligence, strict liability, conspiracy and the misrepresentation of or failure to disclose these alleged health risks. The complaints seek substantial monetary damages as well as injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay significant awards or settlements.

Additional studies of health effects of wireless services are ongoing and new studies are anticipated. If such further research establishes any link between the use of handsets and health problems, such as brain cancer, then usage of and demand for our services may be significantly reduced, and we could be required to pay significant expenses in defending lawsuits and significant awards or settlements, any or all of which could have a material adverse effect on our business, operations and financial condition.

We may be subject to potential litigation relating to the use of handsets and wireless data devices while driving. Some studies have indicated that using these devices while driving may impair drivers’ attention. Legislation has been proposed in the United States Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. To date, New York State and some localities in the United States have passed laws restricting the use of handsets, and similar laws have been enacted in other countries. Additionally, some jurisdictions have passed laws restricting the use of handsets by persons such as school bus drivers and novice drivers. These laws or, if passed, other laws prohibiting or restricting the use of handsets while driving, could reduce sales, usage and revenues, any or all of which could have a material adverse effect on our operations.

•	Regulation on the state and local level: Some states, through their public service or utility commissions, or through other means, have taken, or are seeking to take actions to regulate various aspects of wireless operations, including customer billing, termination of service arrangements, advertising, the filing of “informational” tariffs and certification of operations. For example, the California Public Utilities Commission (“PUC”) has proposed extensive consumer protection and privacy regulations for all telecommunications carriers. If adopted, the rules will significantly alter our business practices in California with respect to nearly every aspect of the carrier-customer relationship, including solicitations, marketing, activations, billing and customer care. The California PUC is also contemplating rules to address other service quality issues, including service repair, service outages and toll operator answering time that could apply to CMRS providers. Such regulations, if approved, could expose carriers to increased risk of litigation and may materially impact our operating costs. At the local level, wireless facilities typically are also subject to zoning and land use regulation, and may be subject to fees for use of public rights-of-way.

•	Leasing of spectrum: The FCC initiated a proceeding in late 2000 examining whether it should allow the leasing of spectrum to third parties either on a temporary or long-term basis to ease the current spectrum shortage faced by many carriers. The FCC’s proposal on leasing of spectrum would allow certain wireless spectrum licensees to enter into a variety of arrangements with third parties that would not require the FCC’s prior approval for assigning or transferring control of a spectrum license. The FCC has not yet issued a decision on this matter.

EMPLOYEES AND LABOR RELATIONS

     We consider our labor relations to be good. None of our employees are covered by collective bargaining agreements. At December 31, 2002, we had 20,185 employees. This includes former employees of Powertel who became T-Mobile employees in 2001. Of these employees, approximately 2,600 perform services exclusively for Powertel, and their compensation and benefits costs are being charged directly to Powertel. Our employees are working in the following areas:

Number of
Category	employees

Customer care	9,324
Customer acquisition	6,753
Network administration	2,306
General and administrative	1,802

20,185

AVAILABLE INFORMATION

     T-Mobile is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports and other information with the SEC. The public may read and copy any of our filings at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, access to this information is available at the SEC’s Internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC. We make available, free of charge through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. Our Internet website is www.t-mobile.com.

RISK FACTORS

WE HAVE SUBSTANTIAL NET LOSSES AND NEGATIVE CASH FLOW AND WE MAY NOT BECOME PROFITABLE IN THE FUTURE.

     We sustained net losses of approximately $16.6 billion in fiscal 2002 ($15.2 billion of which were non-cash charges associated with the adoption of SFAS No. 142 and subsequent impairment of goodwill and spectrum licenses during the year), $2.6 billion in 2001 and $2.1 billion in 2000. At December 31, 2002, we had an accumulated deficit of $18.1 billion and shareholder’s equity, net of accumulated deficit, of $8.7 billion. We expect to incur significant operating losses and to generate negative cash flows during the next several years while we continue to develop our systems and grow our customer base. We might not be able to achieve profitability or positive cash flow.

AS A WHOLLY-OWNED SUBSIDIARY OF DEUTSCHE TELEKOM, WE RELY ON T-MOBILE INTERNATIONAL, DEUTSCHE TELEKOM, OR ITS AFFILIATES FOR OUR FUTURE FUNDING REQUIREMENTS. UNAVAILABILITY OF SUCH FUNDING COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

     Since the T-Mobile Merger, we have relied on funding from T-Mobile International, Deutsche Telekom, or its affiliates to meet our working capital, capital expenditure, debt service and other obligations. The continued growth and operation of our business will require substantial additional funding for working capital, debt service, the enhancement and upgrade of our network, the build-out of infrastructure to expand our coverage (including the need to provide funding to our infrastructure venture with Cingular) and possible acquisitions of spectrum licenses. Additionally, competitive factors, unforeseen construction delays, cost overruns, regulatory changes, engineering and technological changes and other factors may result in funding requirements in excess of current estimates. If such funding is not available from these sources in the future, there can be no assurance that such funding would be available on reasonable terms, if at all, from other sources. The unavailability of such funding on reasonable terms from any sources would have a material adverse effect on our business, strategy, operations and financial condition. At December 31, 2002, our aggregate indebtedness, including that of our consolidated subsidiaries, was $8.3 billion, of which $7.1 billion was owed to T-Mobile International, Deutsche Telekom, or its affiliates.

     Deutsche Telekom is an international telecommunications operator and an SEC registrant. As such, Deutsche Telekom makes periodic filings with the SEC which include its financial condition, operating results and disclosures regarding the specific risks it faces on a global basis, including, among other risks, certain risks similar to those described in this Risk Factor section.

WE FACE SUBSTANTIAL COMPETITION IN ALL ASPECTS OF OUR BUSINESS.

     We operate in highly competitive markets and there is substantial and increasing competition in all aspects of the wireless communications business. Our principal competitors are the national PCS and cellular providers (Verizon, Sprint PCS, AT&T Wireless and Cingular), and the national specialized radio licensee in our markets (Nextel). Many of these competitors have been operational for a number of years and some have substantially greater financial, technical, marketing, distribution and other resources than we do. Additionally, several operate in multiple segments of the industry. We currently have the smallest customer base of the six national wireless carriers. Many of our competitors in the national market provide services comparable to our PCS services and continue to have the advantages of greater geographical coverage, more customers and the ability to offer no or low cost roaming and toll calls in wider areas. We also compete with local or regional PCS providers, paging, dispatch, cellular, wireless service resellers and landline telephone service providers. With so many companies targeting many of the same customers, we may not be able to successfully attract and retain customers and grow our customer base and revenues, and as a result, our operating results may decrease.

     GSM technology has not historically been widely deployed by North American wireless operators. Our principal PCS competitors generally have used standards other than GSM. In many cases our customers are not able to roam conveniently or at all on other carriers’ systems while traveling in areas of North America outside our service area given that our customers’ handsets currently operate on a single technology (GSM) and a single frequency band (1900 MHz) in the United States. At the same time, however, dual and multi-mode handsets allow many of our competitors’ customers to roam onto systems of other carriers operating on other standards, effectively increasing the areas of available coverage. Our ability to expand coverage is limited to those markets where we have obtained or can obtain licenses with sufficient spectrum to provide voice, data and other services, or where we economically can become resellers of these services or enter into roaming arrangements with other GSM carriers.

     Competition in the emerging Wi-Fi market is extremely fragmented due to the nature of Wi-Fi technology and its use of unlicensed spectrum. The initial competitors in this market such as Boingo, iPASS, and GRIC have elected to purchase and resell access on existing Wi-Fi systems of smaller third parties, thus creating aggregated networks. We intend to continue expanding our HotSpot Wi-Fi service through the build-out of additional access points of our own and integrating Wi-Fi into broader wireless voice and data service offerings. Other CMRS carriers have recently announced plans to enter the Wi-Fi market. These other carriers and other Wi-Fi service providers are bidding to construct access points at airports and other venues in competition with our service.

A HIGH RATE OF CHURN WOULD NEGATIVELY IMPACT OUR BUSINESS.

     Wireless communications services providers, including us, experience varying rates of customer attrition, referred to as “churn”. We believe that customers change wireless providers for the following principal reasons: service offerings, price, call quality, coverage area and customer service. We also expect churn to increase generally for the industry as a result of the introduction of LNP. A high rate of churn would adversely affect our operating results because of the potential revenue loss and the cost of adding new customers to replace those lost, which generally includes commissions and handset subsidies. We intend to incur significant expenses to improve customer retention and minimize churn. We may also be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives in order to retain customers.

WE NEED TO CONTINUE TO IMPROVE NETWORK COVERAGE, QUALITY AND CAPACITY WITHIN AND AROUND THE URBAN MARKETS THAT WE CURRENTLY SERVE AND THE FAILURE TO COMPLETE THE IMPROVEMENTS IN NETWORK COVERAGE, QUALITY AND CAPACITY ON A TIMELY BASIS AND AT THE COST WE EXPECT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND FINANCIAL CONDITION.

     We have essentially completed the initial GSM/GPRS network build-out of the major population centers for which we hold licenses, and are now primarily focused on improving network coverage, quality and capacity within and around the urban markets we currently serve. Although, including Powertel, we have access to licenses covering 95% of the United States population, our network currently only covers roughly 75.8% of the population. Our network does not currently cover many of the less populated areas; however, we will continue to seek roaming agreements, enter into joint ventures or build infrastructure to expand our network coverage in these areas as appropriate. We cannot guarantee that we will be able to do so in a time frame that will permit us to remain competitive at the cost we expect, or at all. Failure or delay in improving network coverage, quality and capacity on a timely basis or at all, or increased costs to accomplish such improvements could have a material adverse effect on our business, strategy, operations and financial condition.

     In addition, we plan to deploy EDGE technology in selected areas to increase data transmission rates beyond those available through our existing GPRS network. A number of factors beyond our control could disrupt a timely and cost-effective transition to EDGE technology. We depend on suppliers to deliver the required hardware, software and terminal devices (handsets or wireless data devices) on schedule and in accordance with our specifications, and on the availability of skilled personnel to assist us in the installation of the hardware and software. Furthermore, significant components, such as EDGE software and certain required hardware components, are not yet commercially available and may delay our ability to deploy EDGE technology on our anticipated schedule. Supplier delays and the failure of the necessary equipment to be commercially available on a timely basis, could have a material adverse effect on our business, strategy, operations and financial condition.

SYSTEM FAILURES COULD RESULT IN REDUCED USER TRAFFIC AND REDUCED REVENUE AND COULD HARM OUR REPUTATION.

     Our technical infrastructure (including our network infrastructure for mobile telecommunications services and our internal network infrastructure supporting functions such as billing and customer care) is vulnerable to damage or interruption from information and telecommunication technology failures, power loss, floods, windstorms, fires, terrorism, intentional wrongdoing and similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause service interruptions. Any of these occurrences could result in reduced user traffic, higher churn, reduced revenues, and increased costs, and could harm our reputation and have a material adverse effect on our business.

OUR ABILITY TO EXPAND AND PROVIDE SERVICE IS LIMITED BY OUR ABILITY TO OBTAIN FCC LICENSES, WHICH ARE LIMITED IN NUMBER.

     We do not have licenses covering the entire United States and in many cases our customers are not able to roam conveniently or at all on other PCS or cellular systems while traveling in areas of North America outside our service area given that our customers’ handsets and wireless data devices currently operate on a single technology (GSM) and a single frequency band (1900 MHz) in the United States. At the same time, however, dual and multi-mode handsets allow many of our competitors’ customers to roam onto systems of other carriers operating on other standards, effectively increasing the areas of available coverage. Our ability to expand coverage and provide additional capacity to handle our growing customer base and new service offerings is limited to those markets where we have obtained or can obtain licenses with sufficient spectrum to provide voice, data and other services, or where we economically can become resellers of these services or enter into roaming arrangements with other GSM carriers. We could fail to obtain sufficient spectrum capacity through FCC auctions or other transactions required to meet the expanded demands for our existing services in both new and existing markets, as well as to enable development of next generation services. The failure of having sufficient spectrum would have a material adverse impact on the quality of our services or our ability to roll out such future services in some markets.

     We will continue to seek opportunities where appropriate to acquire additional spectrum licenses, systems and/or operators, or enter into joint ventures, which will add to our current footprint or increase the spectrum capacity available to us. The FCC periodically allocates spectrum licenses for radio frequency spectrum through competitive bidding, or auctions available to qualified applicants. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. We may not be able to acquire sufficient spectrum necessary to implement our business and technology strategy through these types of transactions, and we may not be able to complete any of these transactions on favorable terms.

OUR FCC LICENSES ARE SUBJECT TO RENEWAL AND POTENTIAL REVOCATION IN THE EVENT THAT WE VIOLATE APPLICABLE LAWS. THE LOSS OF ANY OF SUCH LICENSES COULD MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR CUSTOMERS.

     Our licenses are subject to renewal upon the expiration of the 10-year period for which they are granted. Although the FCC has routinely renewed wireless licenses in the past, we cannot assure that no challenges will be brought against our license renewals in the future. In addition, FCC rules require all wireless licensees to meet specified build-out requirements, and failure to comply with these and other requirements in a given license area could result in termination, cancellation or non-renewal of our license for that license area or the imposition of fines by the FCC. If any of our licenses are forfeited, revoked, or not renewed, we would not be able to provide service in that area unless we contract to resell wireless services of another provider or enter into roaming agreements.

OUR NETWORK INFRASTRUCTURE VENTURE WITH CINGULAR MAY IMPEDE OUR ABILITY TO OPERATE EFFECTIVELY IN THE COVERED MARKETS.

     We entered into an agreement with Cingular to share in the ownership and operation of GSM network infrastructures in specified markets through a joint venture, GSM Facilities. We contributed our network assets in the New York City market and Cingular contributed its network assets in the California/Nevada market. Actual combined demand for network capacity for our customers and Cingular’s customers could exceed expected network capacity. We may also experience disagreements with Cingular over the operation of the venture which could impact the quality of service to our customers and our ability to compete effectively in the covered markets.

     Contractual termination provisions provide for an orderly unwind of GSM Facilities over a two year period in the event of a change in control of a member, material breach or at the discretion of either member. In an unwind, the New York City market network assets would be returned to T-Mobile and the California/Nevada market network assets would be returned to Cingular, with a settlement between the members to adjust for contribution differences. Under some circumstances, an unwind would also include the exchange of certain predetermined spectrum licenses between Cingular and T-Mobile although the spectrum licenses are not held by GSM Facilities. Additionally, an unwind caused by certain actions of either party may result in substantial cash termination payments by that party. In the event of such termination, there can be no assurance that our remaining spectrum in the New York City market and in the California/Nevada market would be sufficient to meet our needs to provide service to our customers. In addition, we would incur substantial capital expenditures for the subsequent build-out of a wireless network in the California/Nevada market and to enhance the network in the New York City market.

FAILURE OF CERTAIN OF OUR KEY SUPPLIERS TO DELIVER EQUIPMENT AND SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

     We depend upon various key suppliers to provide us with equipment and services that we need to continue expanding and upgrading our network and to operate our business. The failure of these suppliers to meet our equipment and service needs in a timely manner might have a significant adverse effect on our revenues and market position. The construction and operation of our networks and the provision of our services are dependent on our ability to obtain adequate supplies of a number of items on a timely and cost-efficient basis. These include handsets and wireless data devices and transmission, switching and other network equipment. Mobile handsets in particular have been subject to supply constraints from time to time. Some of these suppliers are experiencing financial and business difficulties. If these key suppliers were unable to honor, or otherwise fail to honor, their obligations to us on a timely basis, we could be unable to provide services to our customers in a competitive manner or experience other disruptions of our business which could have an adverse effect on our revenues and results of operations. Further, if we are unable to obtain the hardware and software we need to build out licensed areas, our licenses may be at risk of termination for failure to satisfy the network construction requirements contained in such licenses. Additionally, we are dependent on various suppliers to comply with various regulatory requirements such as those related to E911. Failure of these suppliers to provide equipment or services sufficient to meet such regulatory requirements may expose us to significant penalties and may otherwise adversely affect our business.

WE MUST BE ABLE TO MAINTAIN FAVORABLE ROAMING ARRANGEMENTS IN ORDER TO MAINTAIN OUR COMPETITIVE POSITION AND EXPAND.

     Our customers are currently able to roam in certain areas of the United States and internationally on other GSM-based PCS systems and we plan to continue to expand our international roaming ability through new roaming agreements with international GSM providers. We believe that this ability to provide international service to our customers is important to maintaining our competitive position. We may not be able to obtain or maintain roaming agreements with other wireless providers on terms that are acceptable to us. Further, some competitors may be able to obtain roaming rates and terms that are more favorable than those obtained by us. If we are not able to maintain and expand our roaming footprint or maintain favorable roaming arrangements with other wireless carriers, our services may become less profitable or the coverage area or pricing we offer relative to our competitors may not be as attractive.

     Further, we derive substantial revenues for providing roaming services to customers of other carriers, including numerous international carriers. Cingular, AT&T Wireless and others now provide GSM service in the United States and have roaming agreements with many of the same carriers with which we have such agreements. Customers of these carriers may elect to roam on the networks of our competitors or we may be forced to lower our roaming rates to avoid losing roaming traffic, either of which may reduce the revenues we derive from providing such roaming services.

MARKET PRICES FOR WIRELESS SERVICES MAY DECLINE IN THE FUTURE AS A RESULT OF COMPETITION.

     We anticipate that prices for two-way wireless services generally will decline in the future due to increased competition. As a result, our revenues, profit margins and financial performance may be materially adversely affected. We also expect that there will be increases in advertising and promotional spending, along with increased demands for access to distribution channels. All of this may lead to greater choices for customers, possible consumer confusion, and increasing movement of customers between competitors or away from wireless altogether, which we refer to as “churn.” Our ability to compete successfully also will depend on marketing, and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.

OUR INDUSTRY WILL CONTINUE TO BE ADVERSELY AFFECTED IF THE ECONOMIC SLOWDOWN PERSISTS.

     Our business depends on, among other things, general economic conditions in the United States. In 2001 and 2002 there was a downturn in United States as well as global economic conditions in general and in the telecommunications industry in particular. This downturn has continued into 2003 and is expected to continue for the balance of the year and possibly beyond, which may cause significantly reduced demand for our services. A continued downturn or cautious or negative business outlook may cause our customers or suppliers to delay or cancel investments in information technology and telecommunications systems and services, which may adversely affect revenues directly and in turn slow the development of new services and applications that could become future revenue sources for us. If the global, national or regional economies do not improve, we may continue to experience material adverse effects on our business, operating results and financial condition.

VALUATION OF OUR INTANGIBLE ASSETS COULD BE FURTHER IMPAIRED WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     During 2002 we incurred significant impairment charges relative to goodwill and spectrum licenses due to changes in current competitive conditions, future expectations of growth in the wireless industry, increased cost of capital and changes in future funding commitments from Deutsche Telekom. Annually, or when indications of impairment exist, we will assess these assets for further impairment by determining their fair values using a discounted cash flow approach. We will assess the reasonableness of our valuations by considering information such as the market capitalization of other United States wireless carriers and associated implied enterprise fair values, projected industry trends and investment analyst reports on us and other United States wireless carriers, and information regarding recent acquisitions in the industry. In the future, should the conditions or prospects for us deteriorate, we may record additional impairment charges. Factors which could result in further impairment charges include the impacts of significant adverse changes in legal factors, market and economic conditions; the results of our operational performance and strategic plans; adverse actions by regulators; unanticipated changes in competition and market share; the potential for the sale or disposal of all or a significant portion of our business; and the cost and continued availability of funding from T-Mobile International, Deutsche Telekom or its affiliates for the expansion and enhancement of our wireless network and funding of our operations.

CONSOLIDATION IN THE WIRELESS COMMUNICATIONS INDUSTRY MAY ADVERSELY AFFECT US.

     The wireless communications industry has experienced significant consolidation and we expect that this consolidation will continue. This consolidation has resulted in large, well-capitalized competitors with substantial financial, technical, marketing and other resources. Additionally, the FCC eliminated, effective January 1, 2003, the spectrum cap and the cellular cross-interest restriction in the larger, urban cellular markets. This may produce larger and more formidable competitors with the financial capacity to offer more attractive services while continuing to reduce prices, which would adversely impact our ability to attract and retain customers and our operating margins.

     We have had in the past, and we may have in the future, discussions with other companies in the wireless communications industry relating to various possible transactions or business combinations. While there is no assurance that any such discussions will result in any transaction, if we were to engage in such a transaction, it could have a significant impact on our business, financial condition and results of operations. In addition, if the wireless communications industry continues to consolidate and we do not participate in that consolidation, the consolidation may create even stronger competitors and adversely affect us and our competitive position.

GOVERNMENT REGULATIONS DETERMINE HOW WE OPERATE, WHICH COULD INCREASE OUR COSTS AND LIMIT OUR GROWTH, REVENUE AND STRATEGY PLANS.

     The FCC regulates the licensing, operation, acquisition and sale of our business, and we are subject to laws and regulations of other federal, state and local government bodies. Future changes in regulation or legislation could impose significant additional costs on us, either in the form of direct out of pocket costs or additional compliance obligations, or subject us to sanctions, which may have a material adverse effect on our business. Additionally, Congress’ and the FCC’s continued allocation of additional spectrum for CMRS, which includes cellular and personal communication services and specialized mobile radio, could significantly increase competition.

     Some states, through their public service or utility commissions, or through other means, have taken, or are seeking to take actions to regulate various aspects of wireless operations, including customer billing, termination of service arrangements, advertising, the filing of “informational” tariffs and certification of operations. For example, the California PUC has proposed extensive consumer protection and privacy regulations for all telecommunications carriers. If adopted, the rules will significantly alter our business practices in California with respect to nearly every aspect of the carrier-customer relationship, including solicitations, marketing, activations, billing and customer care. The California PUC is also contemplating rules to address other service quality issues, including service repair, service outages and toll operator answering time that could apply to CMRS providers. Such regulations, if approved, could expose carriers to increased risk of litigation and may materially impact our operating costs. At the local level, wireless facilities typically are also subject to zoning and land use regulation, and may be subject to fees for use of public rights-of-way.

     CMRS carriers are required under FCC rules to provide LNP, which enables customers to migrate their landline telephone numbers to a CMRS carrier and vice versa, and to migrate their CMRS telephone numbers from one CMRS carrier to another CMRS carrier. CMRS carriers are required to implement LNP in the top 100 MSAs by November 24, 2003. Legislation has recently been introduced in the United States House of Representatives, which if enacted into law, may require LNP in all markets by an earlier date. Verizon and CTIA currently have pending before the United States Court of Appeals for the District of Columbia Circuit a challenge to the FCC’s LNP rules which, if successful, would indefinitely delay implementation of the FCC’s LNP rules. We may incur substantial costs in complying with this requirement and we are unable to determine the impact on our business of the increased ability of customers to change their wireless service providers.

CONCERNS ABOUT HEALTH AND SAFETY RISKS MAY DISCOURAGE USE OF WIRELESS SERVICES, RESULT IN LIABILITY ISSUES AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     A number of studies have been conducted to examine the health effects of wireless phone use, and some of the studies have been construed as indicating that wireless phone use causes adverse health effects. Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. We are subject to current and potential future litigation relating to these health concerns. Several lawsuits have been filed against us, other wireless carriers and other participants in the wireless industry, asserting product liability, breach of warranty, adverse health effects and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. Some of these lawsuits allege other related claims, including negligence, strict liability, conspiracy and the misrepresentation of or failure to disclose these alleged health risks. The complaints seek substantial monetary damages as well as injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay significant awards or settlements.

     Additional studies of health effects of wireless services are ongoing and new studies are anticipated. If such further research establishes any link between the use of handsets and health problems, such as brain cancer, then usage of, and demand for our services may be significantly reduced, and we could be required to pay significant expenses in defending lawsuits and significant awards or settlements, any or all of which could have a material adverse effect on our business, operations and financial condition.

     We may be subject to potential litigation relating to the use of handsets and wireless data devices while driving. Some studies have indicated that using these devices while driving may impair drivers’ attention. Legislation has been proposed in the United States Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. To date, New York State and some localities in the United States have passed laws restricting the use of handsets, and similar laws have been enacted in other countries. Additionally, some jurisdictions have passed laws restricting the use of handsets by persons such as school bus drivers and novice drivers. These laws or, if passed, other laws prohibiting or restricting the use of wireless handsets while driving, could reduce sales, usage and revenues, any or all of which could have a material adverse effect on our operations.

     Finally, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of interference between a CMRS carrier such as us and a public safety licensee, such as a “911” emergency operator, or any failure of any such “911” emergency call while using our network.

THERE IS A RISK THAT WE MAY HAVE TO MAKE SUBSTANTIAL TAX INDEMNITY PAYMENTS TO WESTERN WIRELESS.

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

THE RESTRICTED SUPPLY OF NEW TELEPHONE NUMBERS COULD LIMIT OR DELAY OUR GROWTH.

     The supply of new telephone numbers in some areas of the United States is near exhaustion due, in large part, to competitive wireline carriers having obtained large blocks of numbers and rapidly growing customer demand for additional numbers for wireless handsets and pagers as well as for second voice lines, Internet access and private branch exchange systems, or private telephone networks used within enterprises. Many states have imposed restrictions on carriers’ access to additional numbers, creating shortages and delay in obtaining needed number resources. If we are unable to obtain a sufficient supply of new telephone numbers, our ability to increase our customer base would be adversely affected.

ADVANCES IN TECHNOLOGY COULD IMPACT OUR ABILITY TO COMPETE.

     The wireless communications industry is experiencing significant technological changes. These changes include the increasing pace of upgrades in existing wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products, enhancements and changes in end-user needs and preferences, increased importance of data and broadband capabilities, and migration to next-generation services. These changes cause uncertainty about future customer demand for our services and the prices we will be able to charge for those services. The rapid change in technology may lead to the development of wireless telecommunications services or alternative services that consumers prefer over PCS. These technological changes could increase competition, render existing technologies obsolete or shorten their economic lives such that we are required to write-down the book values of investments we have made in existing technologies, or require us to make substantial additional investments to remain competitive.

     We and other service providers have announced the planned introduction of EDGE in our networks in the United States. We expect that EDGE will provide faster data speeds, improved spectral efficiency and an improved end-user experience when compared with current GPRS and other 2.5G networks. In addition, we believe that there will be multiple competing technological standards, several options within each standard, vendor-proprietary variations and rapid technological innovation. Other technologies could emerge as preferred data networks for some services and, if those technologies are widely accepted, we may miss the opportunity to offer those services because of our technology decision. There is a risk that EDGE could be inadequate or become obsolete. In addition, EDGE could receive less active support from equipment vendors and/or be less commercially accepted by users, which could be detrimental to our competitive position, financial condition and results of operations. In addition, the pace and extent of customer demand may not continue to increase, and airtime and monthly recurring charges may continue to decline. As a result, our future prospects and the success of our competitive services remain uncertain.

FAILURE TO DEVELOP FUTURE BUSINESS OPPORTUNITIES, SUCH AS WIRELESS DATA SERVICES, MAY LIMIT OUR ABILITY TO COMPETE EFFECTIVELY AND GROW OUR BUSINESS.

     An important element of our strategy is to develop and offer new services for which there are no proven markets in the United States, many of which are related to wireless data services. In general, the development of new services in our industry requires us to anticipate and respond to varied and rapidly changing customer demand. In order to compete successfully against the other major participants in the United States wireless industry, we will need to commercialize and introduce on a large scale new services on a timely basis. The ability to deploy and deliver these services relies, in many instances, on new and unproven technology that will demand substantial capital outlays and spectrum capacity. Our available capital and spectrum may not be sufficient to support these services. We cannot guarantee that devices for such new services or applications for such devices will be commercially available or accepted in the marketplace, and we cannot assure that we will be able to offer these new services profitably. In addition, there could be legal or regulatory restraints on wireless data services as the applicable laws and rules evolve. If these services are not successful or if costs associated with implementation and completion of the introduction of these services materially exceed those currently estimated, our ability to retain and attract customers and our operations and financial condition could be materially adversely affected.

ITEM 2. PROPERTIES

     (Abbreviated pursuant to General Instruction I.)

     Our properties are generally leased with terms expiring between 2003 and 2018. The majority of our cell and switching equipment site leases have five-year terms with renewal options for up to five additional five-year periods. The following table presents the number of properties held by type, as of December 31, 2002, by us and Powertel.

Description	T-Mobile	Powertel

Microwave, cell and switching equipment sites	14,727	2,873
Retail stores	615	129
Sales and administrative offices	99	15
Warehouse and distribution centers	26	4
Customer service centers	11	2

     Our corporate headquarters consists of leased office space in five buildings in Bellevue, Washington, occupying approximately 450,000 combined square feet. The leases expire between 2005 and 2010.

ITEM 3. LEGAL PROCEEDINGS

     Several putative class action or representative lawsuits have been filed against us that allege, depending on the case, breach of contract, misrepresentation or unfair practice claims relating to our billing practices, allegedly erroneous bills, advertising and rebate policies. Plaintiffs in these cases have not specified alleged damages.

     Several putative class actions have been filed against us, other wireless carriers and other participants in the wireless industry, asserting products liability, breach of warranty and other claims relating to radio frequency transmissions to and from wireless phones. The complaints seek unspecified damages for the costs of headsets for wireless phone users as well as injunctive relief. In addition, we have been named as a defendant, among other wireless carriers and other participants in the wireless industry, in one case in which the plaintiff alleges that he developed brain cancer as a result of exposure to radio frequency transmissions, and in which he seeks unspecified monetary damages. These cases have been consolidated in the United States District Court for the District of Maryland for pretrial purposes. This court recently issued a ruling dismissing the putative class actions on grounds that they were preempted by federal law, which ruling is subject to appeal. The individual case in that court is still pending and in its preliminary stages.

     Several putative class actions have been filed against us and four other national wireless carriers in federal district courts alleging that we have unlawfully tied the sale of handsets to the sale of our wireless service and monopolized the purported market for sales of handsets for use on our wireless service network. Plaintiffs in these cases seek unspecified damages and injunctive relief.

     We are subject to other claims and legal actions that arise in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (Omitted pursuant to General Instruction I.)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (Not applicable)

ITEM 6. SELECTED FINANCIAL DATA

     (Omitted pursuant to General Instruction I.)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (Abbreviated pursuant to General Instruction I as all of our equity securities are owned indirectly by Deutsche Telekom, which is a registered filer under the Securities Exchange Act of 1934.)

     The following discussion and analysis is based upon our consolidated financial statements (“financial statements”), which have been prepared in accordance with GAAP. As discussed in Note 2 to the consolidated financial statements included herein, effective May 31, 2001, we were acquired and adopted a new basis of accounting whereby all assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods prior to June 1, 2001 are not comparable in certain respects to consolidated financial statements for periods presented on or subsequent to June 1, 2001. For purposes of the following discussion and analysis, the seven month period ended December 31, 2001 and the five month period ended May 31, 2001(the period prior to the T-Mobile merger) have been combined because we believe the full year comparisons are generally more meaningful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and the disclosure of contingencies at the date of the financial statements. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions. The critical accounting policies and estimates used in the preparation of our financial statements include the following:

•	We recognize service revenues based upon minutes of use processed and contracted fees, net of credits and adjustments for service discounts. Because our customer billings are cycle-based with cut-offs throughout each month, we make estimates for service revenues earned but not yet billed at the end of each period.

•	We maintain allowances for doubtful accounts for estimated losses resulting from our inability to collect balances due from our customers. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If collections are lower or more customers elect to terminate their service than we expect, actual write-offs may be different than expected.

•	When recording depreciation and amortization expense associated with our wireless communications equipment and other long-lived assets, we use estimated useful lives. Changes in technology and industry conditions may cause us to periodically re-evaluate the useful lives of our wireless communications equipment, and/or review these assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These evaluations could result in changes in estimated useful lives or impairment charges in future periods.

•	We do not amortize our goodwill and intangible assets with indefinite lives, but review them for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. This review is performed on an annual basis, or when an event occurs or circumstances change that could likely reduce the fair value of a reporting unit below its carrying value. The determination of fair values, generally based on either appraised values or discounted estimated future cash flows, is critical to assessing impairment under SFAS No. 142 and requires the use of significant assumptions and estimates. The determination of fair values is sensitive to the assumptions and estimates used. Accordingly, any changes in such assumptions or estimates could have a material impact on the resulting fair values and thus the assessment of impairment. Likewise, any decrease in appraised values or discounted estimated future cash flows resulting from future events or performance could result in future impairment charges.

•	We hold non-controlling investments in several entities for which we apply the equity method or cost method of accounting. We record impairment charges associated with these investments if we determine that the fair value of the investment is below our net book value and the decline is deemed to be other than temporary.

•	We record accruals associated with customer acquisition promotions and incentives. These accruals are based primarily on historical take-rates of similar promotions or offers.

•	Deferred tax assets and liabilities are recognized based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded if the realization of income, as defined under SFAS No. 109 (“Accounting for Income Taxes”), from the reversal of deferred tax liabilities is no longer assured within the carryforward periods of our existing deferred tax assets. Such determination includes estimates of expected taxable income and the timing of the reversal of deferred tax liabilities. In the event that actual results differ materially from management’s expectations, the valuation allowance could materially change, directly impacting our financial position and results of operations.

•	We account for acquisitions in accordance with SFAS No. 141, “Business Combinations” which requires the purchase price to be allocated to the identifiable net assets based upon their fair values. The allocation of the purchase price is highly judgmental and requires extensive use of estimates and fair value assumptions. Our historical acquisitions have had substantial intangible assets. The allocation of the purchase price to intangible assets can have a significant impact on operating results, as indefinite lived intangible assets are no longer amortized, but rather subject to periodic future impairment assessments under SFAS No. 142.

•	We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. See Note 2 to the consolidated financial statements included herein for discussion of the effect on net loss and other related disclosures had we accounted for these plans under SFAS No. 123, “Accounting for Stock-Based Compensation.”

OVERVIEW

     We provide PCS service using GSM technology primarily in major urban markets in the United States. We commenced operations in 1996 in various markets in the western United States and have expanded operations through the addition of numerous new markets in subsequent years. We acquired significant operational markets at varying stages of maturity, primarily in 2000, and converted the acquired markets to our brand and otherwise integrated the operations of the acquired businesses. We launched major markets at various times in 2001, including Chicago, St. Louis, Cincinnati-Dayton, Milwaukee and New Orleans. In July 2002, we began marketing our commercial service in the California/Nevada market through the GSM Facilities network with a covered population of approximately 35 million people. We also launched the Cleveland, Richmond and Buffalo/Rochester markets during the third quarter of 2002. With the addition of these markets, we now provide service in 23 of the top 25 markets and 41 of the top 50 markets in the United States.

     On May 31, 2001, we were acquired by Deutsche Telekom, who subsequently transferred its ownership in us to its wholly-owned subsidiary T-Mobile International. The merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholder’s equity to reflect fair value on the closing date of the merger. During the third quarter of 2002, as part of Deutsche Telekom’s plan to develop a global brand for its wireless operations, all of the VoiceStream markets were rebranded to T-Mobile. T-Mobile is the brand under which most of Deutsche Telekom’s and T-Mobile International’s wireless subsidiaries operate.

     As a result of significant growth in our business including significant acquisitions, as well as the change in the basis of our assets due to the T-Mobile merger, our financial position, results of operations and cash flows may not be comparable between periods, and may not be representative of future operations.

     Powertel, also a wholly-owned subsidiary of T-Mobile International, provides the same services under the T-Mobile brand in the southeastern United States. While Powertel’s results are not consolidated with ours, we provide management and other services to Powertel. All Powertel employees became employees of T-Mobile following Powertel’s acquisition by T-Mobile International and we are directly reimbursed by Powertel for the compensation and benefit costs of our employees working on Powertel business. We also perform centralized services and functions for Powertel including accounting and other administrative functions and we are reimbursed for these services in a manner that is intended to reflect the relative time and associated costs devoted to Powertel activities. Including the Powertel markets, the national footprint for the T-Mobile brand covers 217.9 million people in 24 of the top 25 markets and 46 of the top 50 markets.

     We rely on funding from T-Mobile International, Deutsche Telekom or its affiliates to meet our working capital, capital expenditure, debt service and other obligations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     The following table sets forth certain financial data as it relates to our operations (dollars in thousands):

	Years ended December 31,

	2002	2001 (1)	Change	% Change

Revenues:
Post pay revenues	$3,629,052	$2,346,471	$1,282,581	54.7%
Prepaid revenues	386,871	404,109	(17,238)	(4.3%)
Roaming revenues	229,312	175,229	54,083	30.9%
Equipment sales	690,174	386,559	303,615	78.5%
Affiliate and other revenues	68,436	66,933	1,503	2.2%

Total revenues	5,003,845	3,379,301	1,624,544	48.1%

Operating expenses:
Network costs	913,509	757,705	155,804	20.6%
Cost of equipment sales	1,078,582	739,337	339,245	45.9%
General and administrative	1,029,906	1,137,408	(107,502)	(9.5%)
Customer acquisition	1,657,722	1,242,012	415,710	33.5%
Depreciation and amortization	1,079,965	2,091,345	(1,011,380)	(48.4%)
Impairment charges	15,628,000	—	15,628,000	N.M
Stock-based compensation	14,852	12,080	2,772	22.9%

Total operating expenses	21,402,536	5,979,887	15,422,649	257.9%

Operating loss	(16,398,691)	(2,600,586)	(13,798,105)	(530.6%)
Other expenses, net	(501,143)	(600,947)	99,804	16.6%
Income tax benefit	272,489	587,831	(315,342)	(53.6%)

Net loss	$(16,627,345)	$(2,613,702)	$(14,013,643)	(536.2%)

Adjusted EBITDA (loss) (2)	$324,126	$(497,161)	$821,287	N.M.

Cash flows provided by (used in):
Operating activities	$(254,647)	$(895,154)	$640,507	71.6%
Investing activities	$(2,015,835)	$(1,065,734)	$(950,101)	(89.1%)
Financing activities	$2,306,992	$805,992	$1,501,000	186.2%
Other data:
Population covered by spectrum licenses	248,338,000	237,894,000	10,444,000	4.4%
Population covered by network	198,945,000	133,500,000	65,445,000	49.0%
Customers:
Post pay	7,689,400	4,557,900	3,131,500	68.7%
Prepaid	1,002,500	1,261,100	(258,600)	(20.5%)

	8,691,900	5,819,000	2,872,900	49.4%

N.M. Not Meaningful.

(1)	Reflects the combination of results for the five months ended May 31, 2001 (the period prior to the T-Mobile merger), and the seven months ended December 31, 2001.

(2)	Adjusted EBITDA represents operating income (loss) before depreciation, amortization, impairment charges and non-cash stock-based compensation. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternative to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity. See reconciliation of Adjusted EBITDA (loss) to net loss in discussion of Adjusted EBITDA and Operating Cash Flows below.

REVENUES

     Our customer base grew 49.4% from 5.8 million in 2001 to 8.7 million in 2002. In the same period, and primarily as a result of this growth, service revenues (post pay, prepaid and roaming revenues) increased $1.3 billion (45.1%) to $4.2 billion in 2002.

     Post pay revenues increased $1.3 billion (54.7%) to $3.6 billion in 2002. The increase is primarily the result of growth in our post pay customer base from 4.6 million at December 31, 2001 to 7.7 million at December 31, 2002. This net increase of 3.1 million customers in 2002, of which 45,000 were through acquisitions, compares to 1.7 million net customers added in 2001, due almost entirely to internal growth. We launched several new markets during 2002, most significantly the California/Nevada market, which included promotional rate plan offers that contributed to the high number of customers added during the year. The high rate of net post pay customer growth also reflects higher growth in the number of new customers in existing markets due to our competitive rate plan offerings, the success of our advertising campaigns and lower customer churn rates as compared to 2001.

     Historically, our Get More marketing strategy and competitive rate plans have contributed to our success and rapid post pay customer growth. In the third quarter of 2002, while continuing our Get More strategy, we changed our marketing focus with a change in our brand name from VoiceStream to T-Mobile. Along with our new brand name, we introduced our new global spokesperson, Catherine Zeta-Jones. We have continued to experience strong customer growth since our brand transition to T-Mobile.

     Prepaid revenues decreased $17.2 million (4.3%) to $386.9 million in 2002. Our prepaid customer base was 1.0 million at December 31, 2002 and 1.3 million at December 31, 2001. The decrease in our prepaid customer base reflects the impact of our prepaid business strategy to encourage longer duration customer relationships through a combination of higher up front costs to acquire service and incentive programs, such as our Gold Rewards program, which offers prepaid customers discounted calling rates based on a customer’s previous airtime purchases and their tenure with T-Mobile. Our prepaid customer base may continue to decline in the short-term as the composition of our customer base changes in response to this strategy.

     Total service revenue per average customer (“ARPU”) was $50.48 in 2002, as compared to $50.17 in 2001. The 2002 increase in total service revenue ARPU is due to the continued shift in the mix of our customers towards post pay. Post pay customers represented 88.5% and 78.3% of our customer base at the end of 2002 and 2001, respectively. Post pay ARPU was $51.38 and $52.23 in 2002 and 2001, respectively. The decrease in post pay ARPU is due primarily to the migration of customers from older higher priced rate plans to our current offerings and the continuing popularity of the Family Time pooling plans that allow multiple users to share minutes under one plan. The ARPU decrease is partially offset by increased data and short message service revenues. Prepaid ARPU was $28.74 in 2002 and $30.17 in 2001.

     Roaming revenues represent revenues from customers of other carriers roaming on our network. Roaming revenues increased $54.1 million (30.9%) to $229.3 million in 2002. This increase is due primarily to the expansion of our network coverage area and an increase in the number of international roaming partners. As part of a global company utilizing GSM technology, we offer our affiliates’ customers the ability to roam on our network at favorable rates.

     Equipment sales increased $303.6 million (78.5%) to $690.2 million in 2002. This increase is due to reduced subsidies to our dealers and higher unit sales volumes associated with the higher growth in new customers in 2002 compared to 2001. During the latter part of 2002, upgrade sales of new devices to our existing customers increased, and we expect this trend to continue as we introduce more new devices with new data features and functionality.

     Affiliate and other revenues increased $1.5 million (2.2%) to $68.4 million in 2002. Included in affiliate and other revenues in 2002 are $24.2 million of revenues from technical service, system access and reciprocal wholesale agreements with certain of our unconsolidated affiliates (“affiliate revenues”). Under these agreements, each party re-sells airtime purchased from the other, and related fees are charged and paid between the parties. Affiliate revenues decreased $10.3 million in 2002 as we acquired the remaining outstanding interest in Cook Inlet/VS GSM IV PCS Holdings, LLC (“CIVS IV”) in April 2002 and currently we have no affiliates generating significant revenues under such agreements. Other miscellaneous items within affiliate and other revenues include co-location and phone repair revenue. Overall revenue from these items increased by $12.0 million, or 34.8% in 2002.

OPERATING EXPENSES

     Network costs represent expenses incurred in operational markets including the cost of interconnection with local exchange carrier facilities, direct cell site costs (leases, utilities, property taxes, and repair and maintenance expenses), third party roaming costs and long distance toll costs. The increase of $155.8 million (20.6%) to $913.5 million in 2002 is due primarily to the geographic expansion of our network, increased customer usage and an increase in network capacity to service our growing customer base. Network costs as a percentage of service revenues decreased to 21.5% in 2002 compared to 25.9% in 2001. Excluding technical service, system access and reciprocal wholesale agreements with certain of our unconsolidated affiliates, as discussed above, network costs as a percentage of service revenues were 20.8% in 2002 as compared to 24.5% in 2001. This decrease is due to economies of scale and other efficiencies gained relative to our growing customer base. While overall network costs are expected to increase as our customer base continues to grow, we expect network costs as a percentage of service revenues to generally trend downward as we leverage our existing infrastructure to yield further economies of scale.

     Cost of equipment sales increased $339.2 million (45.9%) to $1.1 billion in 2002. This increase is primarily due to an increase in the number of handsets and wireless data devices sold, partially offset by a decrease in our average cost per device sold. We generally offer equipment to our customers at prices below our cost as an incentive and to respond to competition. While the level of subsidization varies, we expect equipment subsidies to remain common industry practice for the foreseeable future.

     General and administrative expenses decreased $107.5 million (9.5%) to $1.0 billion in 2002. On a monthly average cost per customer basis, general and administrative expenses decreased to $12.25 in 2002 from $19.50 in 2001. The decrease in 2002 reflects reductions in customer bad debt expense due to improvements in our credit, billing and collection processes and identification and reporting of customer fraud, along with increased economies of scale realized in our administrative functions. While general and administrative expenses are generally expected to increase due to continuing growth in our customer base, we expect the average cost per customer to continue trending downward as additional economies of scale are realized.

     Customer acquisition costs increased $415.7 million (33.5%) to $1.7 billion in 2002. This increase includes a higher volume of sales commissions and other selling costs associated with our continued customer growth, and significant marketing costs related to the July 2002 launch of commercial service in the California/Nevada market. We were reimbursed $85.5 million by Deutsche Telekom and T-Mobile International for substantially all of the direct sales and marketing expenses related to the rebranding of the former VoiceStream markets and thus these expenses are not included in our customer acquisition costs. Customer acquisition costs per new customer added, commonly referred to as cost per gross add (“CPGA”), which includes the subsidy loss on equipment sales, was $321 in 2002 compared to $344 in 2001. The decrease in CPGA primarily reflects the increasing efficiencies realized from marketing on a national scale to a larger covered population. Also contributing to the decreased CPGA are lower equipment subsidies provided to new customers.

     Depreciation and amortization expense decreased $1.0 billion (48.4%) to $1.1 billion in 2002. This decrease is primarily due to the discontinuance of goodwill and spectrum license amortization related to our adoption of SFAS No. 142 on January 1, 2002. A further decrease in depreciation of approximately $70.0 million resulted from the contribution of our New York City market network assets to GSM Facilities, the joint venture with Cingular. In addition, we changed the estimated useful lives of certain of our non-electronic fixed assets from 10 years to 20 years on January 1, 2002. These decreases were partially offset by increased depreciation charges arising from our growing asset base. In the future, we expect to continue to expand our network and expect related depreciation to increase accordingly.

     The following table reconciles our reported depreciation and amortization expense assuming the adoption of SFAS No. 142 and the change in useful lives of certain of our non-electronic fixed assets from 10 years to 20 years, as described above, had occurred on January 1 of each of the years presented (dollars in thousands):

	Years ended December 31,

	2002	2001

Reported depreciation and amortization expense	$1,079,965	$2,091,345
Effect of the adoption of SFAS No. 142	—	(1,284,700)
Effect of the change in useful lives	—	(160,800)

Adjusted depreciation and amortization expense	$1,079,965	$645,845

     At September 30, 2002, we completed our annual tests for impairment of our goodwill and indefinite life intangible assets as required under SFAS No. 142 and recorded non-cash pretax impairment charges of $6.4 billion and $9.2 billion for goodwill and spectrum licenses, respectively. We also recorded a non-cash deferred income tax benefit of $3.7 billion to reduce our deferred tax liability due to the reduced book to tax basis differential of our spectrum licenses resulting from the impairment. The charges reflect changes in current competitive conditions and future expectations of growth in the wireless industry, increased cost of capital and changes in future funding commitments from Deutsche Telekom.

     In our annual tests for impairment, we determined the fair value of our goodwill and spectrum licenses in order to assess the carrying value of these assets. We assessed the reasonableness of our valuations by considering information such as the market capitalization of other United States wireless carriers and associated implied enterprise fair values, projected industry trends and investment analyst reports on us and other United States wireless carriers, and information regarding recent acquisitions in the industry. In the future, should the market conditions or prospects for us deteriorate, we may record additional impairment charges. Factors we would consider as possible indications of impairment would include significant adverse changes in legal factors, market and economic conditions; the results of our operational performance and strategic plans; adverse actions by regulators; unanticipated changes in competition and market share; the potential for the sale or disposal of all or a significant portion of our business; and the cost and continued availability of funding from T-Mobile International, Deutsche Telekom or its affiliates for the expansion and enhancement of our wireless network and funding of our operations.

OTHER EXPENSES, NET AND INCOME TAX EXPENSE

     Interest and financing expense decreased $77.9 million (17.4%) to $371.0 million in 2002. Interest and financing expense is net of capitalized interest of $118.0 million and $37.5 million in 2002 and 2001, respectively. Our policy is to capitalize interest related to spectrum licenses and other qualifying assets during the period the assets are being actively prepared to be placed in service. The increase in capitalized interest in 2002 is primarily due to interest capitalization on our spectrum licenses in the California/Nevada market prior to the July 2002 launch of commercial service. The carrying values of spectrum licenses in this market were relatively high when compared to other markets and therefore capitalized interest was also higher. Interest expense before capitalized interest was $489.0 million and $486.0 million in 2002 and 2001, respectively. Although our overall debt levels increased, the average interest rate of our debt decreased. Our weighted average interest rate has generally declined since the T-Mobile merger when we began to replace higher interest rate third party debt with lower interest rate notes payable to Deutsche Telekom. The weighted average effective interest rate, before capitalized interest, was 6.9% in 2002, as compared to 7.9% in 2001.

     Equity in net losses of unconsolidated affiliates increased $63.4 million (58.9%) to $170.9 million in 2002. The increase is primarily due to our share of losses from the network infrastructure sharing agreement with Cingular, entered into in November 2001, and the write down of our investment in Microcell, a Canadian GSM provider, by $65.1 million, based on our assessment that the decline in value of the investment was other than temporary. We stopped recording our share of losses from Microcell when the investment balance was reduced to zero in the third quarter of 2002. We have not guaranteed Microcell’s obligations or otherwise committed to provide further financial support. A financial restructuring plan has been proposed for Microcell that, if accepted, will significantly dilute our percentage ownership in Microcell.

     In the first quarter of 2002, the discontinuance of amortization of our spectrum licenses upon adoption of SFAS No. 142 required us to establish a valuation allowance related to our deferred tax assets. The realization of income, as defined under SFAS No. 109, from the reversal of deferred tax liabilities associated with the spectrum licenses is no longer assured within the carryforward periods of our net operating losses (“NOL’s”). As a result, these deferred tax liabilities cannot be treated as a realization of income and applied against the deferred tax assets arising from our NOL’s. Accordingly, we recorded a $3.3 billion non-cash income tax expense in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets. The valuation allowance does not affect our NOL’s for tax purposes and does not reflect a change in our expectations regarding the ability to utilize them in the future. Additionally, in the third quarter of 2002, in connection with the impairment charges discussed above, we recorded a non-cash deferred income tax benefit of $3.7 billion to reduce the deferred tax liability due to the reduced book to tax basis differential of our spectrum licenses.

NET LOSS

     Our net loss increased $14.0 billion to $16.6 billion in 2002. Comparability of the net losses in 2001 and 2002 is limited due to the adoption of SFAS No. 142 on January 1, 2002. Upon adoption of the standard, we recorded a tax charge of $3.3 billion and discontinued amortizing goodwill and spectrum licenses. Subsequently, we recorded goodwill and spectrum license impairment charges, net of tax, of $11.9 billion. Had SFAS No. 142 been adopted as of January 1, 2001, such that no amortization charges or tax benefits were recorded in 2001, and excluding our 2002 SFAS No. 142 related impairment charges, net of tax, our net loss for 2002 would have been $1.3 billion as compared to $1.9 billion in 2001.

ADJUSTED EBITDA AND OPERATING CASH FLOW

     Adjusted EBITDA represents operating income before depreciation, amortization, impairment charges and non-cash stock-based compensation. We believe Adjusted EBITDA provides meaningful additional information regarding our operating results, our ability to service our long-term debt and other fixed obligations and to fund our continued growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Growth in Adjusted EBITDA is considered to be an indicator of the potential for future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternative to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity. Because all companies do not calculate Adjusted EBITDA in the same manner, our presentation may not be comparable to other similarly titled measures reported by other companies.

     Our Adjusted EBITDA was $324.1 million in 2002, representing an improvement of $821.3 million as compared to 2001. Our Adjusted EBITDA as a percentage of revenue was 6.5% in 2002, compared to Adjusted EBITDA loss as a percentage of revenue of 14.7% in 2001. Adjusted EBITDA includes $28.6 million in retention and bonus expenses in 2002 related to the T-Mobile merger as compared to $73.2 million in 2001. This improvement in Adjusted EBITDA is due to several factors including a decrease in CPGA, decreases in customer bad debt expense and increasing economies of scale throughout our operations due to significant growth.

     The following table reconciles Adjusted EBITDA (loss) as discussed above, to our net loss as determined in accordance with GAAP (dollars in thousands):

	Years ended December 31,

	2002	2001

Adjusted EBITDA (loss)	$324,126	$(497,161)
Depreciation and amortization	(1,079,965)	(2,091,345)
Impairment charges	(15,628,000)	—
Stock-based compensation	(14,852)	(12,080)
Other expenses, net	(501,143)	(600,947)
Income tax benefit	272,489	587,831

Net loss	$(16,627,345)	$(2,613,702)

     Net cash used in operating activities was $254.6 million in 2002, as compared to $895.2 million in 2001. This is due to the Adjusted EBITDA improvements discussed above, partially offset by higher growth-related working capital requirements.

CAPITAL EXPENDITURES

     Capital expenditures increased $279.8 million (19.0%) to $1.7 billion in 2002. The increase is primarily due to increased expenditures for network capacity, network performance and technology upgrades in existing markets. In 2001, capital expenditures included significant costs for the Chicago and New Orleans build-outs. In 2002, new market launches included Cleveland, Richmond, Buffalo and California/Nevada. Capital expenditures related to the markets served by GSM Facilities in California, Nevada and New York are reported as increases to our investment in GSM Facilities rather than as capital expenditures. Because of the infrastructure sharing agreement with Cingular, our cash outlay to launch the California/Nevada market was significantly less than it would have been had we built our own network. We would likely have to undertake significant capital expenditures to build our own network in California and Nevada if the GSM Facilities venture terminates. As we have completed the initial network build-out of the major population centers in which we hold spectrum licenses, in 2003 we expect our capital expenditures to focus primarily on improving network coverage, quality and capacity in existing markets.

     In addition, we are deploying EDGE technology in selected areas to increase data transmission rates beyond those available through our existing GPRS network. The level of our actual capital expenditures and acquisitions of spectrum licenses and wireless properties are dependent on opportunities that arise over the course of the year and on funding availability. We expect to continue to rely on T-Mobile International, Deutsche Telekom or its affiliates for our future funding requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of future liabilities for asset retirement obligations as an increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. We plan to adopt this statement effective January 1, 2003 and do not believe that it will have a material impact on our financial position, results of operations or cash flows.

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

     In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. Adoption of FIN No. 45 did not have a material impact on our financial position, results of operations or cash flows.

     We currently apply the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, to account for revenue arrangements with multiple deliverables, which we adopted during 2000. These types of arrangements include such transactions as the sale of wireless service with an accompanying handset. In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which affects revenue arrangements entered into by us after June 30, 2003. The issue requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria and generally requires that arrangement consideration be allocated among the separate units of accounting based on their relative fair values. Revenue recognition is then considered separately for each unit of accounting. We are currently assessing the impact of this issue on our financial statements, but do not believe that its adoption will have a material impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the impact that the adoption of this interpretation will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our discussion below provides information about our market sensitive financial instruments and constitutes “forward looking statements”, which involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     All of our third-party long-term debt is fixed rate, and therefore we are not affected by fluctuations in interest rates relative to this debt. We are, however, subject to gains or losses resulting from changes in the fair value of the fixed rate long-term debt if we purchase the debt on the open market before the maturity date. We have approximately $1.2 billion of third-party fixed rate debt with a weighted average interest rate of 10.8%. At December 31, 2002, we have $5.8 billion and $1.3 billion in fixed rate and variable rate long-term debt payable to affiliates, respectively. A ten percent increase in interest rates would cause an approximate $127.7 million increase in our annual interest expense related to the variable rate affiliate debt. At December 31, 2002, we had not entered into any significant derivative instrument transactions for hedging, trading or speculative purposes, but we may enter into agreements to hedge our variable rate affiliate debt in the future.

     The table below presents principal cash flows and the related average interest rates by expected maturity dates for certain financial instruments sensitive to interest rate fluctuations that we held at December 31, 2002.

(dollars in thousands)	Years ended December 31,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Liabilities
Long-term debt fixed rate	$—	$—	$—	$—	$—	$1,172,999	$1,172,999	$1,521,591
Avg. interest rate	—	—	—	—	—	10.8%	—	—
Long-term debt payable to affiliate fixed rate	$—	$130,000	$2,074,425	$—	$—	$3,615,000	$5,819,425	NA
Avg. interest rate	—	6.3%	6.4%	—	—	7.7%	7.2%	—
Long-term debt payable to affiliate variable rate	$1,187,146	$—	$—	$—	$—	$90,000	$1,277,146	NA
Avg. interest rate	3.6%	—	—	—	—	7.1%	3.8%	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (Omitted pursuant to General Instruction I.)

ITEM 11. EXECUTIVE COMPENSATION

     (Omitted pursuant to General Instruction I.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (Omitted pursuant to General Instruction I.)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (Omitted pursuant to General Instruction I.)

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

     Within 90 days prior to the date of this report (the “Evaluation Date”), our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to T-Mobile and its consolidated subsidiaries would be made known to them by others within these entities.

     Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)	Financial Statements and Financial Statement Schedules

     The financial statements and schedule listed in the Index to Consolidated Financial Statements on page F-1, which is incorporated herein by reference, are filed as part of this Form 10-K.

(2)	Exhibits

Exhibit
Numbers	Description

3.1	Amended and Restated Certificate of Incorporation of Bega, Inc. (became Amended and Restated Certificate of Incorporation of T-Mobile USA, Inc. as a result of the T-Mobile merger) (incorporated herein by reference to Exhibit 3.1 of T-Mobile USA, Inc.’s Form 10-Q filed for the quarter ended June 30, 2001).

3.2	Amended and Restated Bylaws of Bega, Inc. (became Amended and Restated Bylaws of T-Mobile as a result of the T-Mobile merger) (incorporated herein by reference to Exhibit 3.2 of T-Mobile USA, Inc.’s Form 10-Q filed for the quarter ended June 30, 2001).

4.1	Certificate of Designation for the T-Mobile Convertible Voting Preferred Stock (incorporated herein by reference to Exhibit 4.1 to T-Mobile USA, Inc.’s Current Report on Form 8-K (File No. 000-29667), dated October 11, 2000).

4.2	Indenture dated as of November 9, 1999 between T-Mobile USA, Inc. and Harris Trust, as Trustee, relating to the 10 and 3/8% Senior Discount Notes Due 2009 of T-Mobile USA, Inc. (incorporated herein by reference to Exhibit 4.2 of T-Mobile USA Inc.’s Form 10-K filed for the year ended December 31, 2001).

4.3	Indenture dated as of November 9, 1999 between T-Mobile USA, Inc. and Harris Trust, as Trustee, relating to the 11 and 7/8% Senior Discount Notes Due 2009 of T-Mobile USA, Inc. (incorporated herein by reference to Exhibit 4.3 of T-Mobile USA, Inc.’s Form 10-K filed for the year ended December 31, 2001).

4.4	Form of Indenture between T-Mobile USA, Inc. and HSBC Bank USA, as Trustee, relating to the 11 and 1/2% Senior Notes Due 2009 of T-Mobile USA, Inc. (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-34438, filed on April 10, 2000).

(B)	Reports on Form 8-K

     We filed a current report on Form 8-K dated November 14, 2002, in which we reported under Item 9 that on November 14, 2002, we filed with the SEC our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 accompanied, as correspondence, by a transmittal letter and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

T-MOBILE USA, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholder of T-Mobile USA, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of T-Mobile USA, Inc. and its subsidiaries (the “Company”) (formerly known as VoiceStream Wireless Corporation) at December 31, 2002 and 2001, and the results of their operations, cash flows and shareholder’s equity for the year ended December 31, 2002 and for the period from June 1, 2001 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows of T-Mobile USA, Inc. for the year ended December 31, 2000 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those statements, before the revision described in Note 3 to the consolidated financial statements, in their report dated February 7, 2001.

     As discussed in the following paragraph, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets effective January 1, 2002 and ceased amortizing goodwill and spectrum licenses. Also, as discussed in Note 2, effective May 31, 2001, the Company was acquired and adopted a new basis of accounting whereby all assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods prior to June 1, 2001 are not comparable to consolidated financial statements presented on or subsequent to June 1, 2001.

     As discussed above, the consolidated financial statements of the Company as of December 31, 2000, and for the year then ended, were audited by other auditors who have ceased operations. As described in Notes 2 and 3, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion the transitional disclosures for 2002 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
February 5, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholder of T-Mobile USA, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations, cash flows and shareholders’ equity of T-Mobile USA, Inc. and its subsidiaries (the “Company”) (formerly known as VoiceStream Wireless Corporation) for the period from January 1, 2001 through May 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As discussed in Note 2, effective May 31, 2001, the Company was acquired and adopted a new basis of accounting whereby all assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods prior to June 1, 2001 are not comparable to consolidated financial statements presented on or subsequent to June 1, 2001.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
January 18, 2002

     The following is a copy of the previously issued report of Arthur Andersen LLP dated February 7, 2001 on their audit of the consolidated financial statements of T-Mobile USA, Inc. and subsidiaries (the “Company”) (formerly known as VoiceStream Wireless Corporation) for December 31, 2000 and each of the two years in the period ended December 31, 2000 and has not been reissued by Arthur Andersen LLP. Arthur Andersen LLP has ceased operations. As discussed in Note 3 to the consolidated financial statements, Goodwill, Spectrum Licenses and Other Intangible Assets, the Company has revised its financial statements to present the transitional disclosures for 2000 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes made to the 2000 consolidated financial statements. The adjustments to the 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VoiceStream Wireless Corporation:

     We have audited the accompanying consolidated balance sheet of VoiceStream Wireless Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000* and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2000*. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VoiceStream Wireless Corporation and subsidiaries as of December 31, 2000* and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington
February 7, 2001

*	The consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 1999 are not required to be presented in the 2002 annual report.

T-MOBILE USA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$36,510	$—
Accounts receivable, net of allowance for doubtful accounts of $125,251 and $119,794, respectively	911,726	602,767
Inventory	299,237	153,432
Other current assets	226,070	308,528

Total current assets	1,473,543	1,064,727
Property and equipment, net of accumulated depreciation of $1,163,547 and $384,372, respectively	4,427,115	3,390,103
Goodwill	9,868,082	16,265,790
Spectrum licenses	9,951,288	18,791,696
Other intangible assets, net of accumulated amortization of $375,583 and $184,057, respectively	380,047	695,573
Investments in and advances to unconsolidated affiliates	885,470	994,976
Other assets and investments	135,666	37,055

	$27,121,211	$41,239,920

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$336,440	$198,530
Accrued liabilities	856,281	633,069
Construction accounts payable	344,953	348,600
Deferred revenue	157,190	75,996

Total current liabilities	1,694,864	1,256,195
Long-term debt	1,274,638	1,861,518
Long-term notes payable to affiliates	7,041,944	4,115,433
Deferred tax liabilities	3,259,452	3,565,286
Other long-term liabilities	98,861	33,817

Total long-term liabilities	11,674,895	9,576,054
Minority interest in equity of consolidated subsidiaries	8,480	51,287
Voting preferred stock; $0.001 par value; 100,000,000 shares authorized; 3,906,250 shares issued and outstanding	5,000,000	5,000,000
Commitments and contingencies (see Note 8)
Shareholder’s equity:
Common stock, $0.000001 par value, and paid-in capital; 1.0 billion shares authorized, 269,738,185 shares issued and outstanding	26,851,821	26,851,821
Deferred stock compensation	(21,039)	(35,891)
Accumulated other comprehensive income (loss)	(264)	655
Accumulated deficit	(18,087,546)	(1,460,201)

Total shareholder’s equity	8,742,972	25,356,384

	$27,121,211	$41,239,920

See accompanying notes to consolidated financial statements.

T-MOBILE USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in thousands)

	Twelve months	Seven months	Five months	Twelve months
	ended	ended	ended	ended
	December 31, 2002	December 31, 2001	May 31, 2001	December 31, 2000

Revenues:
Post pay revenues	$3,629,052	$1,477,804	$868,667	$1,172,748
Prepaid revenues	386,871	245,216	158,893	237,079
Roaming revenues	229,312	102,101	73,128	110,245
Equipment sales	690,174	235,601	150,958	281,130
Affiliate and other revenues	68,436	48,011	18,922	133,871

Total revenues	5,003,845	2,108,733	1,270,568	1,935,073

Operating expenses:
Network costs (excludes stock-based compensation of $3,564, $2,079, $610, and $3,758, respectively)	913,509	470,808	286,897	526,493
Cost of equipment sales	1,078,582	473,708	265,629	513,955
General and administrative (excludes stock-based compensation of $8,316, $4,853, $2,298, and $44,138, respectively)	1,029,906	670,767	466,641	689,994
Customer acquisition (excludes stock-based compensation of $2,972, $1,732, $508, and $3,133, respectively)	1,657,722	775,499	466,513	796,272
Depreciation and amortization	1,079,965	1,531,936	559,409	810,827
Impairment charges	15,628,000	—	—	—
Stock-based compensation	14,852	8,664	3,416	51,029

Total operating expenses	21,402,536	3,931,382	2,048,505	3,388,570

Operating loss	(16,398,691)	(1,822,649)	(777,937)	(1,453,497)

Other income (expense):
Interest and financing expense	(371,035)	(224,493)	(224,471)	(477,613)
Equity in net losses of unconsolidated affiliates	(170,903)	(44,046)	(63,477)	(233,565)
Interest income and other, net	40,795	44,695	35,968	99,939
T-Mobile merger-related costs	—	(1,539)	(118,885)	—
Accretion of preferred stock of consolidated subsidiary	—	—	(4,699)	(17,118)

Total other income (expense)	(501,143)	(225,383)	(375,564)	(628,357)

Net loss before income taxes	(16,899,834)	(2,048,032)	(1,153,501)	(2,081,854)
Income tax benefit	272,489	587,831	—	—

Net loss	(16,627,345)	(1,460,201)	(1,153,501)	(2,081,854)
2.5% junior preferred stock dividends	—	—	—	(12,535)

Net loss attributable to common shareholders	(16,627,345)	(1,460,201)	(1,153,501)	(2,094,389)
Other comprehensive income (loss):
Foreign currency translation adjustment	(444)	444	(8,013)	(7,474)
Equity in net unrealized income (loss) on investment in securities held by unconsolidated affiliate	(243)	243	21,727	(21,026)
Net unrealized income (loss) on available-for-sale securities	(232)	(32)	15,333	(16,738)

Total other comprehensive income (loss)	(919)	655	29,047	(45,238)

Comprehensive loss	$(16,628,264)	$(1,459,546)	$(1,124,454)	$(2,139,627)

See accompanying notes to consolidated financial statements.

T-MOBILE USA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

		Par value		Accumulated
		and		other
	Common	paid-in	Deferred stock	comprehensive	Accumulated
	stock	capital	compensation	income (loss)	deficit	Total

Balance, January 1, 2000	96,305,360	$1,095,539	$(25,264)	$—	$(1,062,898)	$7,377
Shares issued:
Stock-based compensation plans	3,909,652	61,832	—	—	—	61,832
Private placements, net	10,390,723	686,380	—	—	—	686,380
Omnipoint acquisition	52,952,399	2,247,115	—	—	—	2,247,115
Aerial acquisition	52,325,301	5,709,549	—	—	—	5,709,549
Exercise of warrants	328,762	55	—	—	—	55
Restricted stock	292,119	34,177	(34,177)	—	—	—
Conversion of 2.5% junior preferred	26,227,586	773,135	—	—	—	773,135
Conversion of preferred stock of consolidated subsidiary	146,376	3,779	—	—	—	3,779
Exercise of exchange rights	7,912,867	930,100	—	—	—	930,100
Amortization of deferred stock-based compensation	—	—	51,029	—	—	51,029
Exchange rights granted	—	42,957	—	—	—	42,957
Accretion of 2.5% junior preferred dividends	—	(12,535)	—	—	—	(12,535)
Net unrealized loss on investment securities	—	—	—	(16,738)	—	(16,738)
Equity in unrealized loss on investment securities held by unconsolidated affiliate	—	—	—	(21,026)	—	(21,026)
Foreign currency translation adjustment	—	—	—	(7,474)	—	(7,474)
Net loss	—	—	—	—	(2,081,854)	(2,081,854)

Balance, December 31, 2000	250,791,145	11,572,083	(8,412)	(45,238)	(3,144,752)	8,373,681
Shares issued:
Stock-based compensation plans	3,082,973	42,587	—	—	—	42,587
Stock dividend	1,969,152	173,341	—	—	(173,341)	—
Conversion of preferred stock of consolidated subsidiary	8,422,737	235,905	—	—	—	235,905
Exercise of warrants	274,844	441	—	—	—	441
Exercise of exchange rights	4,321,334	463,696	—	—	—	463,696
Return of capital from Western Wireless	—	24,500	—	—	—	24,500
Return of cash from Omnipoint	—	2,970	—	—	—	2,970
Other	—	17,377	2,543	29,047	—	48,967
Net loss	—	—	—	—	(1,153,501)	(1,153,501)

Balance, May 31, 2001	268,862,185	12,532,900	(5,869)	(16,191)	(4,471,594)	8,039,246

Elimination of historical equity on acquisition	—	(12,532,900)	5,869	16,191	4,471,594	(8,039,246)
Application of purchase accounting- T-Mobile acquisition	—	25,859,658	(44,555)	—	—	25,815,103
Shares issued (private issuance)	876,000	876,000	—	—	—	876,000
Tax effect on the exercise of stock options	—	116,163	—	—	—	116,163
Amortization of deferred stock-based compensation	—	—	8,664	—	—	8,664
Other	—	—	—	655	—	655
Net loss	—	—	—	—	(1,460,201)	(1,460,201)

Balance, December 31, 2001	269,738,185	26,851,821	(35,891)	655	(1,460,201)	25,356,384
Amortization of deferred stock compensation	—	—	14,852	—	—	14,852
Other	—	—	—	(919)	—	(919)
Net loss	—	—	—	—	(16,627,345)	(16,627,345)

Balance, December 31, 2002	269,738,185	$26,851,821	$(21,039)	$(264)	$(18,087,546)	$8,742,972

See accompanying notes to consolidated financial statements.

T-MOBILE USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Twelve months ended	Seven months ended	Five months ended	Twelve months ended
	December 31, 2002	December 31, 2001	May 31, 2001	December 31, 2000

Operating activities:
Net loss	$(16,627,345)	$(1,460,201)	$(1,153,501)	$(2,081,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,079,965	1,531,936	559,409	810,827
Impairment charges	15,628,000	—	—	—
Income tax benefit	(272,489)	(587,831)	—	—
Amortization of debt discount and premium, net	15,310	14,527	22,783	48,166
Equity in net losses of unconsolidated affiliates	170,903	44,046	63,477	233,565
Stock-based compensation	14,852	8,664	3,416	51,029
Allowance for bad debts	5,457	16,118	1,776	49,182
Other, net	(19,617)	(34,084)	(25,119)	28,458
Changes in operating assets and liabilities, net of effects of purchase accounting:
Accounts receivable	(310,180)	(143,199)	(6,264)	(309,330)
Inventory	(144,845)	64,441	107,957	(254,498)
Other current assets	(77,028)	(38,831)	1,766	(26,727)
Accounts payable	123,486	94,250	(52,429)	110,081
Accrued liabilities	158,884	14,942	56,797	126,675

Net cash used in operating activities	(254,647)	(475,222)	(419,932)	(1,214,426)

Investing activities:
Purchases of property and equipment	(1,749,084)	(659,276)	(809,983)	(1,418,068)
Acquisitions of wireless properties, net of cash acquired	(80,147)	(383,829)	(299,292)	(589,631)
Sales (purchases) of short-term investments, net	—	—	1,175,636	(1,175,636)
Investments in and advances to unconsolidated affiliates, net	(383,093)	(134,927)	(37,193)	(729,847)
Refund (payment) of deposits held by FCC	195,956	—	49,589	(150,758)
Other, net	533	6,678	26,863	(9,721)

Net cash provided by (used in) investing activities	(2,015,835)	(1,171,354)	105,620	(4,073,661)

Financing activities:
Net proceeds from issuance of common and preferred stock	—	876,000	43,468	6,358,865
Long-term debt borrowings	—	—	—	3,540,000
Long-term debt repayments	(651,312)	(4,271,357)	(32,113)	(3,623,173)
Long-term debt borrowings from affiliates, net	2,908,007	4,108,550	—	—
Outstanding checks in excess of bank balance	92,596	135,685	—	—
Cash entitlements on conversion of preferred stock of consolidated subsidiary	—	—	(81,711)	—
Deferred financing costs	—	—	—	(68,142)
Other, net	(42,299)	—	27,470	—

Net cash provided by (used in) financing activities	2,306,992	848,878	(42,886)	6,207,550

Change in cash and cash equivalents	36,510	(797,698)	(357,198)	919,463
Cash and cash equivalents, beginning of period	—	797,698	1,154,896	235,433

Cash and cash equivalents, end of period	$36,510	$—	$797,698	$1,154,896

See accompanying notes to consolidated financial statements.

T-MOBILE USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     T-Mobile USA, Inc. (“T-Mobile,” “we” or “us”), formerly known as VoiceStream Wireless Corporation (“VoiceStream”), provides personal communications services (“PCS”) under the T-Mobile brand primarily in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. T-Mobile is the brand name under which most of Deutsche Telekom AG’s (“Deutsche Telekom”) principal wireless subsidiaries operate.

     On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of VoiceStream in a transaction that qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash, 3.6683 shares of Deutsche Telekom stock and $15.9062 in cash or 3.7647 shares of Deutsche Telekom stock. Following the closing of the merger, Deutsche Telekom transferred all of its VoiceStream common shares to T-Mobile International AG (“T-Mobile International”). The merger and related transfer are hereafter referred to as the “T-Mobile merger”. T-Mobile International is a wholly-owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom’s principal GSM wireless operations in Europe and the United States.

     Upon consummation of the T-Mobile merger, VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded. We are now relying on funding from T-Mobile International, Deutsche Telekom or its affiliates to meet our working capital, capital expenditure, debt service and other obligations.

     Simultaneous with the T-Mobile merger, Deutsche Telekom also acquired 100% of the common shares of Powertel, Inc. (“Powertel”), a GSM service provider in the southeastern United States. Following the closing of the Powertel merger, Deutsche Telekom transferred all of its Powertel common shares to T-Mobile International. Powertel now provides and bills for its services under the T-Mobile brand name. Powertel’s wireless network is fully integrated with ours such that, from a customer’s perspective, its services are indistinguishable from ours (see Note 12 for a description of certain cost sharing agreements).

     On February 25, 2000 and May 4, 2000, respectively, we completed the acquisitions by merger of Omnipoint Corporation (“Omnipoint”) and Aerial Communications, Inc. (“Aerial”). Total consideration paid for the acquisitions, including liabilities assumed, was $6.2 billion and $6.3 billion, respectively. On December 14, 2000, we acquired VoiceStream GSM II Holdings, LLC and VoiceStream GSM III Holdings, LLC and controlling interests in VoiceStream PV/SS PCS, L.P. (“VS PCS”) and VoiceStream GSM I, LLC (“VS GSM”) in exchange for approximately 7.9 million VoiceStream common shares and $51.0 million in cash. On February 14, 2001 we acquired the remaining minority interests in VS PCS and VS GSM in exchange for approximately 4.3 million VoiceStream common shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and basis of presentation

     The consolidated financial statements (“financial statements”) of T-Mobile include the accounts of all majority and minority-owned subsidiaries that are either controlled by T-Mobile or for which accounting principles generally accepted in the United States (“GAAP”) require consolidation. Affiliates that are 20 percent to 50 percent owned are generally accounted for using the equity method. Affiliates that are less than 20 percent owned and for which control does not otherwise exist are accounted for under the cost method. The financial statements of T-Mobile for the year ended December 31, 2002, the seven months ended December 31, 2001, the five months ended May 31, 2001 and the year ended December 31, 2000, reflect all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below.

     The T-Mobile merger was accounted for as a purchase business combination and resulted in adjustment of the basis of our assets, liabilities and shareholders’ equity to reflect fair value on the closing date of the merger. As a result of this new basis, our financial position, results of operations and cash flows for periods subsequent to May 31, 2001, the closing date of the merger, are not necessarily comparable to periods prior to the merger.

     Cash and cash equivalents

     As of December 31, 2002 and 2001, outstanding checks in excess of bank balances of $228.3 million and $135.7 million, respectively, are included in accrued liabilities. Cash equivalents are stated at cost, which approximates market value. We include highly liquid, interest-earning investments with original maturities of three months or less as cash equivalents.

     Capitalized interest

     We capitalize interest related to spectrum licenses and the construction of additions to property and equipment while the assets are being actively prepared to be placed in service pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.” We capitalized interest of $118.0 million in 2002, $37.5 million in 2001 ($16.9 million from January 1, 2001 through May 31, 2001 and $20.6 million from June 1, 2001 through December 31, 2001) and $2.5 million in 2000.

     Goodwill and indefinite life intangible assets

     Goodwill consists of the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. At December 31, 2002 and 2001, substantially all goodwill is related to the T-Mobile merger. Spectrum licenses primarily represent costs incurred to acquire spectrum licenses issued by the Federal Communications Commission (“FCC”).

     On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. Upon adoption, we discontinued amortizing goodwill. Prior to January 1, 2002, we amortized goodwill over 20 years. Upon adoption, we also discontinued amortizing our spectrum licenses as we determined that these assets meet the definition of indefinite life intangible assets under SFAS No. 142. We amortized licenses over a period of 20 years from June 1, 2001 through December 31, 2001 and over a period of 40 years prior to June 1, 2001.

     The standard requires that we assess the carrying value of our goodwill and spectrum licenses for potential impairment annually, or when indications of impairment exist. We will perform the annual assessment for impairment in the third quarter of each year. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its fair value. Similarly, other indefinite life intangible assets are deemed to be impaired if the net book value of the assets exceeds fair value. See Note 3 for more information regarding the impact of adopting SFAS No. 142.

     Long-lived assets

     Long-lived assets include assets such as property and equipment and intangible assets other than those with indefinite lives. On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used. This statement requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

     Additions to property and equipment are recorded at cost. Major replacements and improvements are capitalized while general repairs and maintenance are expensed as incurred. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets, which primarily range from three to forty years. On January 1, 2002, we changed the useful lives of certain of our non-electronic fixed assets from 10 years to 20 years, which we believe more accurately represents the economic lives of these assets. This change in estimate resulted in a decrease in depreciation and amortization expense of $160.8 million for the year ended December 31, 2002.

     Inventory

     Inventory consists primarily of handsets, wireless data devices and accessories, which are carried at the lower of cost or market. Cost represents average cost and market is considered to be replacement cost, which is consistent with industry practice.

     Revenue recognition

     Service revenues are based on customer usage and recognized at the time the service is provided, net of credits and adjustments for service discounts. Sales of equipment, primarily handsets and wireless data devices, are recognized upon delivery to the customer. Prepaid coupon sales are deferred until service is provided. Customer activation fees are deferred and recognized over the average life of the customer relationship.

     Accounts receivable

     Accounts receivable consists of amounts billed and currently due from customers as well as revenues earned but not yet billed at the end of each period. We maintain an allowance for estimated losses resulting from uncollectible balances based on the aging of our accounts receivable balances and our historical write-off experience. We write-off account balances if further collection efforts are unsuccessful and we determine, based on customer credit ratings and length of time from original billing date, that future collection is unlikely.

     Income taxes

     Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded if the realization of income, as defined under SFAS No. 109 (“Accounting for Income Taxes”), is no longer assured within the carryforward periods of our existing deferred tax assets. We had valuation allowances of $3.9 billion and zero at December 31, 2002 and 2001, respectively.

     Advertising expense

     We expense costs of advertising and other promotional expenditures as incurred. Advertising expense was $234.9 million in 2002, $171.3 million in 2001 ($53.4 million from January 1, 2001 through May 31, 2001 and $117.9 million from June 1, 2001 through December 31, 2001), and $123.8 million in 2000. We were reimbursed by Deutsche Telekom and T-Mobile International for substantially all of the direct advertising expenses related to the rebranding of the former VoiceStream markets. These expenses are therefore not included in our advertising expense for 2002.

     Loss per common share

     T-Mobile no longer presents loss per share information as our common shares are not publicly traded.

     Stock-based compensation plans

     We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. See Note 11 for discussion of the effect on net loss and other related disclosures had we accounted for these plans under SFAS No. 123, “Accounting for Stock-Based Compensation.”

     The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the assumptions in Note 11 (dollars in thousands):

	Twelve months ended	Seven months ended	Five months ended	Twelve months ended
	December 31, 2002	December 31, 2001	May 31, 2001	December 31, 2000

Net loss:
Net loss attributable to common shareholders, as reported	$(16,627,345)	$(1,460,201)	$(1,153,501)	$(2,094,389)
Add: Total stock-based employee compensation included in reported net loss, net of related tax effects	14,852	8,664	3,416	15,665
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(57,112)	(38,942)	(27,815)	(89,854)

Pro forma net loss	$(16,669,605)	$(1,490,479)	$(1,177,900)	$(2,168,578)

     Fair value of financial instruments

     At December 31, 2002 and 2001, the carrying values of cash, cash equivalents, short-term investments, receivables and accounts payable approximated fair value due to the short-term maturities of these instruments. The estimated fair values of other financial instruments with a carrying value materially different from their fair value, based on quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows (dollars in thousands):

	As of December 31, 2002		As of December 31, 2001

	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Long-term debt	$1,274,638	$1,521,591	$1,861,518	$1,823,243

     Supplemental cash flow disclosure

     Cash paid for interest (net of any amounts capitalized) was $511.7 million in 2002, $417.1 million in 2001 ($221.8 million from January 1, 2001 through May 31, 2001 and $195.3 million from June 1, 2001 through December 31, 2001), and $401.8 million in 2000. Non-cash investing and financing activities were as follows (dollars in thousands):

	Twelve months ended	Seven months ended	Five months ended	Twelve months ended
	December 31, 2002	December 31, 2001	May 31, 2001	December 31, 2000

Capital contributions of spectrum licenses to unconsolidated affiliates	$41,800	$1,400	$7,500	$—
Capital contributions of property and equipment to GSM Facilities	$1,500	$465,800	$—	$—
Capital contributions to CIVS IV (See Note 5)	$—	$189,200	$38,000	$—
Debt exchanges	$—	$—	$—	$35,900
Exchange rights granted from additional paid-in capital (See Note 5)	$—	$—	$17,400	$14,900
Tax effect of the exercise of stock options included in additional paid-in capital	$	$116,200	$—	$—
Stock dividend issued from additional paid-in capital	$—	$—	$173,300	$12,600
Conversion of preferred stock of consolidated subsidiary	$—	$—	$235,900	$777,000
Other	$1,500	$5,100	$—	$—

     Derivative instruments and hedging activities

     SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of hedging transaction. As of December 31, 2002 we are not party to any derivative instruments or hedging activities that we believe will have a significant impact on our financial position or results of operations.

     Concentration of credit risk

     Financial instruments that subject T-Mobile to concentrations of credit risk consist primarily of accounts receivable. We have limited concentration of credit risk in accounts receivable as a result of the sale of handsets, wireless data devices and prepaid cards to our dealer network. Our policy is to limit the amount of accounts receivable any one dealer carries and to continuously monitor the dealer account balances and aging reports.

     Deferred compensation plan

     We have a deferred compensation plan (“the Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. We match the participants’ contributions to the Plan, subject to certain limits. We made matching contributions to the Plan of $13.0 million in 2002, $7.0 million in 2001 ($2.9 million from January 1, 2001 through May 31, 2001 and $4.1 million from June 1, 2001 through December 31, 2001), and $3.1 million in 2000.

     Segment reporting

     We operate solely in one segment, wireless communication services. As of December 31, 2002 and 2001, essentially all of our assets are located in the United States. Our sales to international customers are currently not significant.

     Recently issued accounting standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of future liabilities for asset retirement obligations as an increase in the carrying amount of the related long-lived asset if a reasonable estimate of fair value can be made. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. We plan to adopt this statement effective January 1, 2003 and do not believe that it will have a material impact on our financial position, results of operations or cash flows.

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

     In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. Adoption of FIN No. 45 did not have a material impact on our financial position, results of operations or cash flows.

     We currently apply the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, to account for revenue arrangements with multiple deliverables, which we adopted during 2000. These types of arrangements include such transactions as the sale of wireless service with an accompanying handset. In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which affects revenue arrangements entered into by us after June 30, 2003. The issue requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria and generally requires that arrangement consideration be allocated among the separate units of accounting based on their relative fair values. Revenue recognition is then considered separately for each unit of accounting. We are currently assessing the impact of this issue on our financial statements, but do not believe that its adoption will have a material impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the impact that the adoption of this interpretation will have on our financial statements.

     Reclassifications

     Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

     Use of Estimates

     The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingencies at the date of the financial statements. The more significant estimates include service revenues earned but not yet billed, the allowance for doubtful accounts, the estimated useful lives of our wireless communications equipment and other long-lived assets, fair value measurements related to goodwill, intangible assets, impairment charges and stock-based compensation. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from such estimates if our assumptions prove invalid or conditions change.

3. GOODWILL, SPECTRUM LICENSES AND OTHER INTANGIBLE ASSETS

     In the first quarter of 2002, we completed the transitional impairment test required upon adoption of SFAS No. 142 and determined that there was no indication of impairment. However, the discontinuance of amortization of our spectrum licenses upon adoption of SFAS No. 142 required us to establish a valuation allowance related to our deferred tax assets. The realization of income, as defined under SFAS No. 109, from the reversal of the spectrum license-related deferred tax liabilities is no longer assured within the carryforward periods of our existing net operating losses (“NOL’s”). As a result, these deferred tax liabilities cannot be treated as a realization of income and applied against the deferred tax assets arising from our NOL’s. Accordingly, we recorded a non-cash charge to income tax expense of $3.3 billion in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets. The valuation allowance does not affect our NOL’s for tax purposes and does not reflect a change in our expectations regarding the ability to utilize them in the future.

     We completed the annual tests for impairment of our goodwill and indefinite life intangible assets based on the carrying values at September 30, 2002 and recorded non-cash pretax impairment charges of $6.4 billion and $9.2 billion for goodwill and spectrum licenses, respectively. As a result, we also recorded a related non-cash deferred income tax benefit of $3.7 billion to reduce our deferred tax liability due to the reduced book to tax basis differential of our spectrum licenses. The impairment tests were completed using fair value measurement techniques as required under SFAS No. 142. In testing goodwill, we used a discounted cash flow approach to determine enterprise fair value. We assessed the reasonableness of our valuations by considering other information available such as the market capitalization of other United States wireless carriers and associated implied enterprise fair values, projected industry trends and investment analyst reports on us and other United States wireless carriers, and information regarding recent acquisitions in the industry. The charges reflect changes in current competitive conditions and future expectations of growth in the wireless industry, increased cost of capital and changes in future funding commitments from Deutsche Telekom.

     We also used a discounted cash flow approach to estimate the fair value of spectrum licenses. This represents a change in valuation methodology since the adoption of SFAS No. 142, as previously we used a market approach based primarily on the prices for spectrum licenses established in the FCC’s Auction 35 held in January 2001. Due to changes in market conditions since 2001, there have been an insufficient number of recent transactions to support our continued use of a market-based approach at this time.

     In the future, we will complete the annual assessment for impairment of the value of our goodwill and indefinite life intangible assets at the end of the third quarter of each fiscal year, or when indications of impairment exist. Such indications of impairment would include the impacts of significant adverse changes in legal factors, market and economic conditions, the results of our operational performance and strategic plans; adverse actions by regulators; unanticipated changes in competition and market share; the potential for the sale or disposal of all or a significant portion of our business; and the cost and continued availability of funding from T-Mobile International, Deutsche Telekom or its affiliates for the expansion and enhancement of our wireless network and funding of our operations.

     Adjusted net loss

     The following table reconciles our reported net loss to adjusted net loss, which excludes depreciation and amortization expense related to goodwill and spectrum licenses, assuming the adoption of SFAS No. 142 had occurred on January 1 of each of the years presented:

	Twelve months ended	Seven months ended	Five months ended	Twelve months ended
(dollars in thousands)	December 31,2002	December 31, 2001	May 31, 2001	December 31, 2000

Net loss attributable to common shareholders, as reported	$(16,627,345)	$(1,460,201)	$(1,153,501)	$(2,094,389)
Add back amortization:
Goodwill	—	488,529	196,300	339,700
Spectrum licenses	—	514,571	85,300	81,100
Tax related impacts	—	(587,831)	—	—

Adjusted net loss	$(16,627,345)	$(1,044,932)	$(871,901)	$(1,673,589)

     The 2002 net loss includes impairment charges related to SFAS No. 142 of $11.9 billion, net of tax, related to goodwill and spectrum licenses and a tax charge of $3.3 billion related to adoption of SFAS No. 142 on January 1, 2002.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (dollars in thousands):

Balance at December 31, 2001	$16,265,790
Impairment charges	(6,421,000)
Other	23,292

Balance at December 31, 2002	$9,868,082

     Other intangible assets

		December 31,	December 31,
(dollars in thousands)	Useful Lives	2002	2001

Intangible assets subject to amortization:
Customer list	3 years	$579,630	$579,630
Tradenames	1-4 years	176,000	300,000

		755,630	879,630
Accumulated amortization		(375,583)	(184,057)

		$380,047	$695,573

     During 2002, in connection with the rebranding of all our markets to T-Mobile, we retired the fully amortized VoiceStream Wireless tradename. The tradename was initially recorded at a cost of $124.0 million in conjunction with the T-Mobile merger at May 31, 2001.

     Amortization expense

     The following table presents current and expected amortization expense for other identifiable intangible assets for the current year and the subsequent five years:

(dollars in thousands)
Aggregate amortization expense:
For the twelve months ended December 31, 2002	$315,526
Expected amortization expense:
For the years ending December 31, 2003	$237,210
2004	$124,504
2005	$18,333
2006	$—
2007	$—

4. PROPERTY AND EQUIPMENT

     Our property and equipment was adjusted to fair value at May 31, 2001 as a result of our acquisition by Deutsche Telekom. The accumulated depreciation balances at the respective balance sheet dates reflect depreciation expense subsequent to the T-Mobile merger.

	Useful	As of December 31,
(dollars in thousands)	lives	2002	2001

Buildings and improvements	5–40 years	$179,667	$140,713
Wireless communications systems	5–20 years	3,732,745	2,523,796
Furniture and equipment	3–5 years	835,124	637,800

		4,747,536	3,302,309
Accumulated depreciation		(1,163,547)	(384,372)

		3,583,989	2,917,937
Construction in progress		843,126	472,166

		$4,427,115	$3,390,103

     Depreciation expense was $764.4 million in 2002, $713.4 million in 2001 ($305.8 million from January 1, 2001 through May 31, 2001 and $407.6 million from June 1, 2001 through December 31, 2001), and $390.0 million in 2000.

5. BUSINESS COMBINATIONS AND INVESTMENTS

     We have entered into joint venture agreements and made other equity investments in operating companies primarily to obtain coverage for our customers in geographic areas where we could not otherwise obtain spectrum licenses, to share the cost of building and operating wireless networks and to promote the continued growth and expansion of GSM networks in North America. The entities are typically funded initially with investments by the partners, but in some cases, may also incur substantial third party debt to acquire spectrum licenses and build networks.

     Our investments in and advances to unconsolidated affiliates were adjusted to fair value at May 31, 2001 and are as follows:

	As of December 31,

(dollars in thousands)	2002	2001

GSM Facilities	$519,843	$475,405
CIVS IV	—	350,394
Microcell	—	92,144
Powertel	349,418	71,200
Other	16,209	5,833

	$885,470	$994,976

     Network Infrastructure Venture with Cingular (GSM Facilities)

     We entered into an agreement with Cingular Wireless LLC (“Cingular”) in November 2001 to share in the ownership and operation of GSM network infrastructures in specified markets. We contributed our network assets in the New York Basic Trading Area (“BTA”) (the “New York City market”), and Cingular contributed its network assets in the Los Angeles and San Francisco Major Trading Areas (“MTAs”), which cover most of California and parts of Nevada (the “California/Nevada market”), to a newly formed joint venture entity, GSM Facilities, LLC (“GSM Facilities”). Concurrent with its formation, GSM Facilities entered into operating agreements with T-Mobile and Cingular to manage and maintain the assets previously owned by each company on behalf of the joint venture. In July 2002 we began marketing our commercial service in and around the major population centers of the California/Nevada market, including San Francisco, Los Angeles and Las Vegas, and Cingular began marketing its commercial service in the New York City market. The monthly cash operating expenses of GSM Facilities are charged to T-Mobile and Cingular based on each party’s proportionate share of spectrum in each market. Through a separate reciprocal home roaming agreement, Cingular and T-Mobile charge each other for usage that differs from the spectrum-based expense allocations in each market. The charges for network services are included in network costs in our consolidated statements of operations. GSM Facilities also incurs non-cash expenses including depreciation on assets in the venture and interest charges on certain capitalized tower leases, which are allocated to T-Mobile and Cingular based on their relative economic interests in GSM Facilities. Our economic interest in the joint venture at December 31, 2002 was approximately 25%. For the years ended December 31, 2002 and 2001, we recorded equity in net losses of unconsolidated affiliates of $62.4 million and $10.1 million, respectively, related principally to our share of the unreimbursed non-cash expenses of GSM Facilities.

     The capital expenditure requirements of the joint venture are funded through capital contributions from T-Mobile and Cingular. Pursuant to the operating agreements, T-Mobile and Cingular procure services and network equipment on behalf of GSM Facilities in the respective markets they operate and resell them to GSM Facilities. We are charged by GSM Facilities for certain types of network equipment at predetermined prices rather than actual cost. We defer any resulting gains or losses and record them as part of our investments in and advances to unconsolidated affiliates. We amortize the deferred amounts over the estimated useful lives of the related assets and include the amortization charges as a component of equity in net losses of unconsolidated affiliates.

     Capital contributions to fund expenditures by GSM Facilities are then allocated to each party based on the nature of the expenditures. Contributions to fund network capacity increases are allocated based on each party’s incremental growth in network usage, while contributions to fund technology upgrades and network footprint expansion are generally allocated evenly. We record our capital contributions to GSM Facilities as a result of these allocations as part of our investments in and advances to unconsolidated affiliates. Also under the terms of the operating agreement, Cingular is obligated to contribute $450.0 million for GSM Facilities’ capital expenditures in addition to their share of capital expenditures over the two years from inception.

     In 2002, T-Mobile’s allocation of GSM Facilities’ capital expenditures totaled $503.6 million of which Cingular paid $225 million from its additional $450 million obligation. T-Mobile’s net capital obligations in 2002 were $278.6 million of which $151.9 million was owed at December 31, 2002. Our investment in GSM Facilities is reported net of this future funding obligation.

     CIVS IV and PCS One

     In April 2002, we acquired the 49.9% remaining outstanding voting interest in Cook Inlet/VS GSM IV PCS Holdings, LLC (“CIVS IV”) and the 50.0% remaining outstanding voting interest in D&E/Omnipoint Wireless Joint Venture, LP d.b.a. PCS One (“PCS One”). We have accounted for the acquisitions in accordance with SFAS No. 141, “Business Combinations.” The aggregate purchase price of the remaining interests in these entities consisted of $87.6 million in cash and 1,277,048 Deutsche Telekom shares with a fair market value of $18.5 million. The Deutsche Telekom shares were issued on our behalf in return for a note payable of $18.5 million to Deutsche Telekom. Additionally, we assumed $78.5 million in long-term debt in connection with the purchase of PCS One, which we repaid immediately following the acquisition. These acquisitions resulted in our recording $22.9 million of goodwill. The results of CIVS IV and PCS One are included in our results on a consolidated basis since their respective dates of acquisition.

     Prior to acquiring these entities, we accounted for our ownership interests in CIVS IV and PCS One using the equity method. As of the acquisition dates, our combined investment in the two entities totaled $306.1 million. In performing the purchase price allocations, the consideration, including the existing investment balances, was principally allocated to spectrum licenses.

     Microcell

     In June 2002, we wrote down our investment in Microcell Telecommunications Inc. (“Microcell”), a Canadian GSM provider, by $65.1 million, based on our assessment that the decline in value of the investment was other than temporary. The non-cash charge is included in equity in net losses of unconsolidated affiliates in our consolidated statement of operations and comprehensive loss. As of December 31, 2002, our investment in Microcell is zero. We no longer recognize additional losses related to this investment as we have not guaranteed its obligations or otherwise committed to provide further financial support for Microcell.

     Powertel

     Investments in and advances to unconsolidated affiliates include a receivable from Powertel, a wholly-owned subsidiary of T-Mobile International (see Note 12).

6. ACCRUED LIABILITIES

	As of December 31,

	2002	2001

(dollars in thousands)
Accrued payroll and benefits	$147,964	$115,984
Accrued dealer commissions	141,234	91,086
Accrued interest payable	37,003	79,204
Accrued property and other taxes	159,820	116,922
Outstanding checks in excess of cash balance	228,277	135,685
Other	141,983	94,188

	$856,281	$633,069

7. LONG-TERM DEBT AND NOTES PAYABLE TO AFFILIATES

     The carrying value of our long-term debt was adjusted to fair value at May 31, 2001 (see Note 2). The adjustment resulted in a premium of $415.4 million. The premium is being amortized to interest expense over the remaining terms of the related debt instruments.

	As of December 31,

	2002	2001

(dollars in thousands)
Senior Notes:
10 3/8% Senior Notes, due in 2009	$800,867	$1,123,137
11 7/8% Senior Discount Notes, due in 2009	285,992	468,000
11 1/2% Senior Notes, due in 2009	86,140	144,900

	1,172,999	1,736,037
Unamortized premium, net	101,639	125,481

	$1,274,638	$1,861,518

Long-term notes payable to affiliates	$7,041,944	$4,115,433

     During 2002, we purchased on the open market and retired outstanding debt as follows: $322.3 million of our 10 3/8% Senior Notes due in 2009, $182.0 million of our 11 7/8% Senior Notes due in 2009, and $58.8 million of our 11 1/2% Senior Notes due in 2009, together with premiums of $9.7 million. These repayments were funded by borrowings from Deutsche Telekom.

     Our 10 3/8% Senior Notes, which mature on November 15, 2009, accrue interest that is payable semiannually. Our 11 7/8% Senior Discount Notes, which mature on November 15, 2009, accrete to their face amount through November 15, 2004, with interest accruing thereafter that will be payable semiannually commencing on May 15, 2005. Our 11 1/2% Senior Notes, which mature on September 15, 2009, accrue interest that is payable semiannually. The Senior Note indentures contain affirmative and negative covenants, including financial covenants, and provide for various events of default. As of December 31, 2002, we were in compliance with these covenants. Interest related to our long-term notes payable to affiliates is typically due on a quarterly or bi-annual basis.

     The weighted average effective interest rate for third party outstanding long-term debt was 8.1% and 8.9% for the years ended December 31, 2002 and 2001, respectively. The weighted average effective interest rate for all long-term notes payable to affiliates was 6.7% and 4.4% for the years ended December 31, 2002 and 2001, respectively. The weighted average effective interest rate for all outstanding long-term debt and long-term notes payable to affiliates was 6.9% for the year ended December 31, 2002, as compared with 7.9% in 2001.

     Maturities

     At December 31, 2002, there were no principal maturities of long-term debt, other than to affiliates, due prior to 2009. Our long-term notes payable to affiliates have maturity dates ranging from 2003 through 2030.

8. COMMITMENTS AND CONTINGENCIES

     Commitments

     Future minimum payments required under operating lease obligations that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2002, are summarized below (dollars in thousands):

Years ending December 31,
2003	$239,105
2004	239,201
2005	238,801
2006	239,236
2007	237,930
Thereafter	144,192

$1,338,465

     Aggregate rental expense for all operating leases was $350.0 million in 2002, $270.3 million in 2001 ($105.1 million from January 1, 2001 through May 31, 2001 and $165.2 million from June 1, 2001 through December 31, 2001), and $142.8 million in 2000.

     In order to minimize the impact of inadequate supply and availability of certain infrastructure equipment and services, we have committed to purchase PCS equipment from various suppliers. At December 31, 2002, there is approximately $144.6 million remaining under these commitments that has not yet been delivered. We expect to fulfill these purchase commitments by December 31, 2004.

     T-Mobile and its affiliates have various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

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

     FCC Auction 35

     During 2001, we and CIVS V, a consolidated affiliate in which we hold a non-controlling interest, participated in FCC Auction 35. Together, we had total winning bids of $989.0 million and paid the FCC deposits totaling $197.8 million. We were both subsequently released from the obligation to purchase certain of these spectrum licenses during 2002. We received refunds totaling $196.0 million and $1.8 million was retained by the FCC for payments on licenses which were granted. During 2002 CIVS V distributed $42.3 million of these refunds to Cook Inlet Region, Inc. (“CIRI”), a subsidiary of which is a member of CIVS V. Because we consolidate CIVS V for accounting purposes, the distribution to CIRI is included in other financing activities in our statement of cash flows and is a reduction of minority interest on our balance sheet. In January 2003, CIVS V distributed the remaining $7.6 million of the refunds received in December 2002 to CIRI.

9. VOTING PREFERRED STOCK

     On September 6, 2000, we issued and sold to Deutsche Telekom 3,906,250 shares of our Voting Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $5.0 billion. Each share has a liquidation preference of $1,280 per share. T-Mobile has the option of redeeming these shares beginning December 31, 2020. The shares are redeemable at the option of the holder beginning December 31, 2030.

10. INCOME TAXES

     Significant components of deferred income tax assets and liabilities, net of tax, are as follows (dollars in thousands):

	As of December 31,

	2002	2001

Deferred tax assets:
Property and equipment	$—	$103,770
Start-up expenditures capitalized for tax purposes	—	20,081
Interest expense related to foreign party	152,272	—
Allowance for doubtful accounts	45,252	45,791
NOL carryforwards	3,833,453	3,293,545

Total deferred tax assets	$4,030,977	$3,463,187

Deferred tax liabilities:
Property and equipment	$33,593	$—
Intangible assets	3,301,360	6,987,665
Bond premium	—	21,904
Other	28,936	18,904

Total deferred tax liabilities	$3,363,889	$7,028,473

Valuation reserve	3,926,540	—

Net deferred tax liabilities	$3,259,452	$3,565,286

     We have approximately $9.6 billion in NOL carryforwards at December 31, 2002. The NOL carryforwards will expire between 2008 and 2022. The valuation allowance was established during 2002 as a result of our adoption of SFAS No. 142 as described below, and at December 31, 2002 was $3.9 billion. In 2001, the valuation allowance was reduced to zero through purchase accounting adjustments related to the T-Mobile merger. Our ability to utilize the NOL’s in any given year may be limited by certain events, including a significant change in ownership interest.

     In the first quarter of 2002, the discontinuance of amortization of our spectrum licenses upon adoption of SFAS No. 142 required us to establish a valuation allowance related to our deferred tax assets. The realization of income, as defined under SFAS No. 109, from the reversal of deferred tax liabilities associated with spectrum licenses is no longer assured within the carryforward periods of our NOL’s. As a result, these deferred tax liabilities cannot be treated as a realization of income and applied against the deferred tax assets arising from our NOL’s. Accordingly, we recorded a $3.3 billion income tax expense in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets. The valuation allowance does not affect our NOL’s for tax purposes and does not reflect a change in our expectations regarding the ability to utilize them in the future. Additionally, in the third quarter of 2002, in connection with the impairment charges discussed above, we recorded a non-cash deferred income tax benefit of $3.7 billion to reduce the deferred tax liability due to the reduced book to tax basis differential of our spectrum licenses.

     The reconciliation between our effective tax rate and the United States federal income tax rate is as follows:

	Twelve months ended December 31, 2002	Seven months ended December 31, 2001	Five months ended May 31, 2001

Federal income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	3.05%	3.51%	3.67%
Goodwill	(13.30%)	(9.28%)	(4.91%)
Preferred stock	—	—	(0.14%)
Valuation allowance	(23.32%)	—	(29.98%)
Other	0.04%	(0.50%)	(0.03%)

Effective tax rate before merger costs	1.47%	28.73%	3.61%
Merger charges	0.14%	(0.03%)	(3.61%)

Effective tax rate	1.61%	28.70%	—

     For the year ended December 31, 2002, the difference between the statutory tax rate of 35% and the effective tax rate of 1.61% is due to the implementation of SFAS No. 142 as discussed above. For the seven months ended December 31, 2001, the difference between the statutory rate of 35% and the effective tax rate of 28.7% is related to goodwill amortization and state income taxes. For this period, there was no valuation allowance due to the overall deferred tax liability position related to purchase accounting entries recorded in the Deutsche Telekom acquisition. For the five months ended May 31, 2001 and the year ended December 31, 2000, the difference between the statutory rate of 35% and the effective tax rate of zero percent relates primarily to the valuation allowance against deferred tax assets because of the uncertainty, as defined in SFAS No. 109, surrounding the ultimate realization of these deferred tax assets.

11. STOCK-BASED COMPENSATION PLANS

     Stock-based compensation plans

     At December 31, 2002, 24,979,619 shares were subject to options outstanding under the Management Incentive Stock Option Plan (the “Option Plan”), dated 1999, and amended as a result of the T-Mobile merger on May 31, 2001. The Option Plan provides for the issuance of up to 8.0 million shares of Deutsche Telekom common stock as either Non-qualified Stock Options or as Incentive Stock Options, plus that number of ordinary shares or American Depository Receipts (“ADRs”), as applicable, deliverable upon the exercise of the VoiceStream rollover options, as defined in the Agreement and Plan of Merger between Deutsche Telekom and VoiceStream. Options typically vest over a four-year period and have a term of up to 10 years.

     On May 31, 2001, as a result of the T-Mobile merger, each VoiceStream stock option was converted into an option to acquire, from a trust established for the benefit of holders of VoiceStream stock options, 3.7647 Deutsche Telekom ADRs for each VoiceStream common share subject to that VoiceStream option. The exercise price per Deutsche Telekom ADR for each of these options is the exercise price per VoiceStream common share applicable to that option before the completion of the merger, divided by 3.7647. We recorded deferred compensation of $44.6 million related to unvested options due to the T-Mobile merger, of which $14.9 million and $8.7 million were recorded as stock-based compensation expense in 2002 and for the period from June 1, 2001 through December 31, 2001, respectively.

     On May 3, 1999, as a result of the Western Wireless spin-off, all unvested outstanding options held by VoiceStream employees were converted from Western Wireless options to VoiceStream options. Additionally, all VoiceStream employees with vested, outstanding options were issued an additional option in VoiceStream for each vested, outstanding option they held as well as maintaining the existing option in Western Wireless. The number of options and related strike prices varied to maintain the original economic value to the employee. In accordance with EITF 90-9 (“Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring”), we recorded stock-based compensation of $69.0 million, of which $2.5 million, $15.6 million and $50.4 million was recognized as compensation expense from January 1, 2001 through May 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The remaining balance of deferred compensation of $0.5 million was eliminated in the purchase accounting for the T-Mobile merger in 2001.

     Under T-Mobile’s 1999 Restricted Stock Plan (“Restricted Stock Plan”), 292,119 shares had been awarded to key executives through December 31, 2000. The Board of Directors determined not to issue any additional awards under the Restricted Stock Plan after December 31, 2000. The restricted stock awards vested upon meeting specific performance goals. The compensation associated with the restricted grants (i.e. the difference between the market price of T-Mobile’s common stock on the date of grant and as subsequently adjusted for fair market value adjustments and the exercise price) was amortized over the vesting periods. We recorded deferred compensation of $34.2 million and $17.0 million pursuant to fair market value adjustments for the underlying shares in the Restricted Stock Plan in 2000 and 1999, respectively. We recognized stock-based compensation expense of $35.4 million and $10.3 million related to this plan in 2000 and 1999, respectively. The remaining balance of deferred compensation of $5.5 million was eliminated in the purchase accounting for the T-Mobile merger in 2001.

     T-Mobile accounts for its stock compensation plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based compensation cost related to stock options granted is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost been determined based upon the fair value at the grant dates for awards under these plans consistent with the fair value recognition provisions of SFAS No. 123, T-Mobile’s net loss would have increased to the pro forma amounts indicated below (dollars in thousands):

	Twelve months	Seven months	Five months	Twelve months
	ended December 31,	ended December 31,	ended May 31,	ended December 31,
	2002	2001	2001	2000

Net loss:
Net loss attributable to common shareholders, as reported	$(16,627,345)	$(1,460,201)	$(1,153,501)	$(2,094,389)
Pro forma net loss	$(16,669,605)	$(1,490,479)	$(1,177,900)	$(2,168,578)

     For the purpose of this pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended December 31,

	2002	2001	2000

Weighted average risk free interest rate	4.11% to 5.15%	5.50% to 5.98%	5.56% to 6.48%
Expected dividend yield	2.60% to 3.85%	3.25%	0%
Expected volatility	60%	47%	47%
Expected lives	7.1 years	7.5 years	7.1 years

     The Black-Scholes option-pricing model requires the input of highly subjective assumptions to determine the fair value of stock options. While the Black-Scholes option-pricing model is commonly accepted, it does not necessarily provide a reliable measure of fair value.

     Options granted, exercised and canceled are summarized as follows (in thousands, except per share data):

	Twelve months ended		Seven months ended		Five months ended		Twelve months ended
	December 31, 2002		December 31, 2001		May 31, 2001		December 31, 2000

		Weighted		Weighted		Weighted		Weighted
		average price per		average price per		average price per		average price per
	Shares	share	Shares	share	Shares	share	Shares	share

Outstanding, beginning of period	22,090	$16.21	6,444	$58.27	7,663	$34.02	4,135	$8.52
Adjustment for .075% stock dividend	—	—	—	—	65	—	—	—
Conversion of historical T-Mobile options	—	—	(6,444)	(58.27)	—	—	—	—
Adjustment for T-Mobile merger	—	—	24,278	15.36	—	—	—	—
Options granted	5,964	13.35	—	—	1,914	83.89	1,399	112.75
Options assumed	—	—	—	—	—	—	6,289	19.32
Options exercised	(2,133)	3.35	(1,639)	3.21	(3,069)	14.03	(3,910)	15.39
Options cancelled	(941)	19.51	(549)	17.47	(129)	53.53	(250)	29.16

Outstanding, end of period	24,980	16.42	22,090	16.21	6,444	58.27	7,663	34.02

Exercisable, end of period	10,028	13.95	6,299	9.88	1,888	32.01	3,758	13.57

     The weighted average fair value of stock options granted per share was $23.04 in 2002, $35.57 in 2001 ($35.57 from January 1, 2001 through May 31, 2001 and $0 from June 1, 2001 through December 31, 2001), and $92.10 in 2000.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 (in thousands, except per share data):

	Options outstanding			Options exercisable

		Weighted	Weighted
		average	average		Weighted
Range of		remaining life	exercise		average
exercise prices	Number	(years)	price	Number	exercise price

$ 0.00 — $ 7.60	5,631	5.1	$2.68	4,460	$2.56
7.61 — 15.20	8,351	8.0	11.98	1,359	8.75
15.21 — 22.80	73	6.5	17.62	53	17.62
22.81 — 30.39	9,504	7.5	26.25	3,447	27.17
30.40 — 37.99	1,421	7.1	30.98	709	30.98
$ 0.00 — $37.99	24,980	7.1	$16.42	10,028	$13.95

12. RELATED PARTY TRANSACTIONS

     After our spin-off from Western Wireless, the appropriate NOL carryforwards resulting from our cumulative tax losses were transferred to us from Western Wireless. In 1999, pursuant to a tax sharing agreement, we paid Western Wireless $20.0 million for the estimated tax benefit of NOL’s funded by Western Wireless when we were their subsidiary. This was accounted for as a capital adjustment to Western Wireless. In 2001, Western Wireless paid us $24.5 million as a final settlement of the tax sharing agreement. This was also accounted for as a capital adjustment.

     Following the T-Mobile merger, employees of Powertel, a wholly-owned subsidiary of T-Mobile International, became employees of T-Mobile. While Powertel’s results are not consolidated with ours, we provide management and other services to Powertel. We are reimbursed by Powertel for the compensation and benefit costs of our employees working on Powertel business. We perform centralized services and functions for Powertel including accounting and other administrative functions and we are reimbursed for these services in a manner that intends to reflect the relative time and associated costs devoted to Powertel activities. Powertel was charged $52.5 million and $19.1 million for the costs of these centralized services and functions for the year ended December 31, 2002 and for the period from June 1, 2001 to December 31, 2001, respectively. At December 31, 2002 and 2001, we have long-term receivables from Powertel of $349.4 million and $71.2 million, respectively, including $140.0 million related to our funding of a credit facility repayment on behalf of Powertel in the first quarter of 2002. The remainder of the receivable is a result of the charges, as discussed above, and transfers in the ordinary course of business, including fixed assets and inventory. The receivable is included in investments in and advances to unconsolidated affiliates in our consolidated balance sheet.

     During 2002, Deutsche Telekom and T-Mobile International reimbursed us $85.5 million in direct expenses that we incurred in connection with the rebranding of the VoiceStream markets to T-Mobile. T-Mobile International will charge us royalties for our use of the T-Mobile brand in the future. We rely on funding from T-Mobile International, Deutsche Telekom or its affiliates to meet our working capital, capital expenditure, debt service and other obligations. At December 31, 2002 and 2001, we have long-term notes payable to T-Mobile International and Deutsche Telekom of $7.1 billion and $4.1 billion, respectively.

     T-Mobile is party to agreements with Cingular and GSM Facilities related to the sharing of network operations expenses (see Note 5). We were charged net operating expenses based on our network usage of $90.8 million for the year ended December 31, 2002.

     T-Mobile is party to technical service, system access and reciprocal wholesale agreements with certain affiliates that are controlled by CIRI, through its subsidiaries. The agreements entitle each party to utilize airtime on the other’s system, and/or utilize wireless system infrastructure in certain agreed upon markets. The agreements are structured such that each party re-sells airtime purchased from the other, and related fees are charged and paid between the parties. The revenues and expenses related to these agreements during 2002 were primarily related to CIVS IV in the first half of 2002. We acquired the remaining outstanding interest in this entity in April 2002, and there were no material revenues or expenses related to these agreements following our acquisition of CIVS IV. We earned revenues and incurred expenses relative to these agreements as follows (dollars in thousands):

	Twelve months	Seven months	Five months	Twelve months
	ended December 31,	ended December 31,	ended May 31,	ended December 31,
	2002	2001	2001	2000

Revenues	$24,248	$30,958	$3,625	$113,778
Expenses	$30,872	$35,982	$3,804	$138,067

     The following is a copy of the previously issued report of Arthur Andersen LLP dated February 7, 2001 related to their audit of the financial statements of T-Mobile USA, Inc. and subsidiaries (formerly known as VoiceStream Wireless Corporation) and has not been reissued by Arthur Andersen LLP. This report applies to Schedule II – Valuation and Qualifying Account for the year ended December 31, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

To VoiceStream Wireless Corporation:

     We have audited in accordance with generally accepted auditing standards in the United States, the financial statements of VoiceStream Wireless Corporation and subsidiaries as of December 31, 2000* and for each of the two years in the period ended December 31, 2000* included in this Form 10-K, and have issued our report thereon dated February 7, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the periods discussed above.

/s/ ARTHUR ANDERSEN LLP
Seattle, Washington,
February 7, 2001

*The amounts related to the year ended December 31, 1999 are not required to be presented in the 2002 annual report.

Schedule II — Valuation and Qualifying Accounts

ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS

(dollars in thousands)	Balance at	Charged to			Balance at
	beginning	costs and			end of
	of period	expenses (1)	Deductions (2)	Other (3)	period

Year ended December 31, 2000	$17,482	$162,800	$(113,618)	$33,936	$100,600

Year ended December 31, 2001	$100,600	$252,793	$(241,498)	$7,899	$119,794

Year ended December 31, 2002	$119,794	$224,135	$(218,678)	$—	$125,251

(1)	For the year ended December 31, 2001, amounts charged to costs and expenses were $91.5 million from January 1, 2001 through May 31, 2001 and $161.3 million from June 1, 2001 through December 31, 2001.

(2)	Write-offs, net of bad debt recoveries.

(3)	Recorded in purchase accounting adjustments.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-MOBILE USA, INC.
March 10, 2003	By: /s/ JOHN W. STANTON
John W. Stanton
Chairman of the Board
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ JOHN W. STANTON	Chairman of the Board and Director (Principal Executive Officer)	March 10, 2003

John W. Stanton

By:	/s/ ROBERT DOTSON	President and Chief Operating Officer	March 10, 2003

Robert Dotson

By:	/s/ BRIAN W. KIRKPATRICK	Executive Vice President, Chief Financial Officer (Principal Accounting Officer)	March 10, 2003

Brian W. Kirkpatrick

By:	/s/ ALLYN P. HEBNER	Vice President and Controller (Principal Financial Officer)	March 10, 2003

Allyn P. Hebner

By:	/s/ JEFFREY A. HEDBERG	Vice Chairman and Director	March 10, 2003

Jeffrey Hedberg

By:	/s/ DR. KARL-GERHARD EICK	Director	March 10, 2003

Dr. Karl-Gerhard Eick

By:	/s/ KAI-UWE RICKE	Director	March 10, 2003

Kai-Uwe Ricke

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, John W. Stanton, certify that:

1.	I have reviewed this annual report on Form 10-K of T-Mobile USA, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 10, 2003	By: /s/ John W. Stanton Name: John W. Stanton Title: Chairman

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Brian W. Kirkpatrick, certify that:

1.	I have reviewed this annual report on Form 10-K of T-Mobile USA, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 10, 2003	By: /s/ Brian W. Kirkpatrick Name: Brian W. Kirkpatrick Title: Executive Vice President and Chief Financial Officer