Form 10-Q
period 2003-03-31
T MOBILE USA
filed 2003-05-15
CIK 1097609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from                                   to

COMMISSION FILE NUMBER 000-29667

T-MOBILE USA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	91-1983600

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12920 – S.E. 38TH STREET
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 14, 2003

Common Stock, par value $.000001 per share	269,738,185

     This registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

T-MOBILE USA, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

Page

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations and Comprehensive Loss	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Abbreviated pursuant to General Instruction H.)	12
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Omitted under the provisions of
General Instruction H.)	22
ITEM 4. CONTROLS AND PROCEDURES	22
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	23
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS (Omitted under the provisions of General Instruction H.)	23
ITEM 3. DEFAULTS UPON SENIOR SECURITIES (Omitted under the provisions of General Instruction H.)	23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Omitted under the provisions of General
Instruction H.)	23
ITEM 5. OTHER INFORMATION	23
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	23
SIGNATURES	24
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	25

T-MOBILE USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,745	$36,510
Accounts receivable, net of allowance for doubtful accounts of $113,504 and $125,251, respectively	809,458	911,726
Inventory	244,563	299,237
Other current assets	218,446	226,070

Total current assets	1,366,212	1,473,543

Property and equipment, net of accumulated depreciation of $1,384,045 and $1,163,547, respectively	4,506,250	4,427,115
Goodwill	9,868,082	9,868,082
Spectrum licenses	9,968,045	9,951,288
Other intangible assets, net of accumulated amortization of $434,886 and $375,583, respectively	320,744	380,047
Investments in and advances to unconsolidated affiliates	956,356	885,470
Other assets and investments	148,089	135,666

	$27,133,778	$27,121,211

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$240,295	$336,440
Accrued liabilities	757,612	856,281
Construction accounts payable	312,003	344,953
Deferred revenue	182,261	157,190

Total current liabilities	1,492,171	1,694,864

Long-term debt	1,246,487	1,274,638
Long-term notes payable to affiliates	7,444,185	7,041,944
Deferred tax liabilities	3,282,623	3,259,452
Other long-term liabilities	118,288	98,861

Total long-term liabilities	12,091,583	11,674,895

Minority interest in equity of consolidated subsidiaries	773	8,480
Voting preferred stock; $0.001 par value; 100,000,000 shares authorized; 3,906,250 shares issued and outstanding	5,000,000	5,000,000
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.000001 par value, and paid-in capital; 1.0 billion shares authorized, 269,738,185 shares issued and outstanding	26,851,821	26,851,821
Deferred stock compensation	(17,326)	(21,039)
Accumulated other comprehensive loss	(212)	(264)
Accumulated deficit	(18,285,032)	(18,087,546)

Total shareholder’s equity	8,549,251	8,742,972

	$27,133,778	$27,121,211

See accompanying notes to condensed consolidated financial statements.

T-MOBILE USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in thousands)
(unaudited)

	For the three months ended
	March 31,

	2003	2002

Revenues:
Post pay revenues	$1,215,519	$728,993
Prepaid revenues	101,530	112,217
Roaming and other service revenues	59,346	50,318
Equipment sales	189,749	100,002
Affiliate and other revenues	16,743	24,037

Total revenues	1,582,887	1,015,567

Operating expenses:
Network costs (excludes depreciation included below of $170,730 and $136,569, respectively)	280,101	216,203
Cost of equipment sales	300,623	184,372
General and administrative	296,864	275,279
Customer acquisition	442,281	296,459
Depreciation and amortization	283,326	264,922
Stock-based compensation	3,713	3,713

Total operating expenses	1,606,908	1,240,948

Operating loss	(24,021)	(225,381)

Other income (expense):
Interest expense	(138,735)	(48,782)
Equity in net losses of unconsolidated affiliates	(19,184)	(27,673)
Interest income and other, net	7,625	428

Total other income (expense)	(150,294)	(76,027)

Net loss before income taxes	(174,315)	(301,408)
Deferred income tax expense	(23,171)	(3,304,129)

Net loss	(197,486)	(3,605,537)
Other comprehensive income (loss)	52	(3,339)

Comprehensive loss	$(197,434)	$(3,608,876)

See accompanying notes to condensed consolidated financial statements.

T-MOBILE USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the three months ended
	March 31,

	2003	2002

Operating activities:
Net loss	$(197,486)	$(3,605,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	283,326	264,922
Deferred income tax expense	23,171	3,304,129
Amortization of debt discount and premium, net	2,374	4,685
Equity in net losses of unconsolidated affiliates	19,184	27,673
Stock-based compensation	3,713	3,713
Allowance for bad debts	(11,747)	(1,298)
Other, net	7,602	6,266
Changes in operating assets and liabilities:
Accounts receivable	114,015	50,802
Inventory	54,674	(24,384)
Other current assets	21,122	(46,181)
Accounts payable	(95,681)	(51,936)
Accrued liabilities	52,617	(14,706)

Net cash provided by (used in) operating activities	276,884	(81,852)

Investing activities:
Purchases of property and equipment	(333,164)	(412,606)
Investments in and advances to unconsolidated affiliates, net	(104,566)	(108,651)
Other, net	(6,799)	(112)

Net cash used in investing activities	(444,529)	(521,369)

Financing activities:
Long-term debt repayments	(30,525)	(182,904)
Long-term debt borrowings from affiliates, net	400,727	836,535
Book overdraft	(145,322)	—

Net cash provided by financing activities	224,880	653,631

Change in cash and cash equivalents	57,235	50,410
Cash and cash equivalents, beginning of period	36,510	—

Cash and cash equivalents, end of period	$93,745	$50,410

See accompanying notes to condensed consolidated financial statements.

T-MOBILE USA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION

     T-Mobile USA, Inc. (“T-Mobile,” “we” or “us”), formerly known as VoiceStream Wireless Corporation (“VoiceStream”), provides personal communications services (“PCS”) under the T-Mobile brand primarily in major urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. T-Mobile is the brand name under which most of Deutsche Telekom AG’s (“Deutsche Telekom”) principal wireless subsidiaries operate. In 2001, we were acquired by Deutsche Telekom, which subsequently transferred its ownership in us to T-Mobile International AG & Co. K.G. (“T-Mobile International”), a wholly-owned subsidiary of Deutsche Telekom and the holding company for Deutsche Telekom’s principal wireless operations in Europe and the United States. Upon consummation of the merger, our common shares were deregistered and delisted from NASDAQ, and are no longer publicly traded. The merger and related transfer are hereafter referred to as the “T-Mobile merger.”

     Simultaneous with the T-Mobile merger, Deutsche Telekom also acquired 100% of the common shares of Powertel, Inc. (“Powertel”), a GSM service provider in the southeastern United States. Following the closing of the Powertel merger, Deutsche Telekom transferred all of its Powertel common shares to T-Mobile International. Powertel now provides and bills for its services under the T-Mobile brand name. Powertel’s wireless network is fully integrated with ours such that, from a customer’s perspective, its services are indistinguishable from ours (see Note 6 for a description of certain cost sharing agreements).

     We rely on funding from T-Mobile International, Deutsche Telekom or its affiliates to fund our operating losses and meet our working capital, capital expenditure, debt service and other obligations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and basis of presentation

     The interim condensed consolidated financial statements (“interim financial statements”) of T-Mobile include the accounts of all majority and minority-owned subsidiaries that are either controlled by T-Mobile or for which accounting principles generally accepted in the United States (“GAAP”) require consolidation. Affiliates that are 20 percent to 50 percent owned are generally accounted for using the equity method. Affiliates that are less than 20 percent owned and for which control does not otherwise exist are generally accounted for under the cost method.

     We have prepared the interim financial statements pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting. These rules and regulations allow certain information required under GAAP to be condensed or omitted, provided that the interim financial statements, when read in conjunction with our annual audited financial statements included in our most recent Form 10-K, provide a fair presentation of our interim financial position, results of operations and cash flows. The interim financial statements presented herein are unaudited; however, we believe that the interim financial statements reflect all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. Such adjustments include those of a normal, recurring nature. The results for interim periods are not necessarily indicative of expected operating results for the full fiscal year or any future periods.

     Asset retirement obligations

     On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This Standard requires entities to record the fair value of future liabilities for contractual obligations associated with the retirement of tangible long-lived assets as an increase in the carrying amount of the related asset if a reasonable estimate of fair value can be made. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over its estimated useful life.

     We have certain contractual obligations that fall within the scope of SFAS No. 143, principally related to network assets located on leased premises. We currently have approximately 15,000 microwave, cell and switching equipment sites with leases expiring between 2003 and 2018. These leases generally have terms of five years with renewal options of up to five additional five-year terms. The majority of these leases contain contractual obligations that include a responsibility to remove improvements on the leased sites upon termination of the lease.

     We have not recorded these asset retirement obligations because the fair value of their eventual settlement cannot presently be reasonably estimated. We, along with the industry in general, have limited historical experience terminating leases at our sites and therefore have limited historical information on which to base an estimate of future retirement costs. Public resistance to building new sites combined with expectations for continued growth in the total number of wireless customers in the United States and the expanded range of wireless services used by these customers has led to expectations that future new sites will become increasingly scarce. These factors make it difficult to assess when site leases will be terminated, if ever, and whether third parties will enforce the contractual obligations for remediation of our sites when leases are terminated.

     Stock-based compensation plans

     We account for our stock-based compensation plans under the intrinsic value provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, when stock options are granted with an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation expense is recorded. Stock-based compensation expense for the three months ended March 31, 2003 and 2002 is primarily the result of deferred compensation related to unvested options that existed at the date of the T-Mobile merger. On January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” Adoption of this Standard did not have a material impact on our interim financial statements.

     Recently issued accounting standards

     We currently apply the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, to account for revenue arrangements with multiple deliverables, which we adopted during the year ended December 31, 2000. These types of arrangements include such transactions as the sale of wireless service with an accompanying handset. In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which affects revenue arrangements entered into by us in fiscal periods beginning after June 15, 2003. The EITF requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria and generally requires that arrangement consideration be allocated among the separate units of accounting based on their relative fair values. Revenue recognition is then considered separately for each unit of accounting. We are currently assessing the impact of this EITF on our financial position, results of operations and cash flows.

     In February 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Adoption of this Interpretation did not have a material impact on our interim financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We are currently assessing the impact of this Statement on our financial position, results of operations and cash flows.

     Use of Estimates

     The preparation of the accompanying interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingencies at the date of the interim financial statements. The more significant estimates include service revenues earned but not yet billed, the allowance for doubtful accounts, the estimated useful lives of our wireless communications equipment and other long-lived assets and fair value measurements related to goodwill, intangible assets, impairment charges, stock-based compensation and asset retirement obligations. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from such estimates if our assumptions prove invalid or conditions change.

     Reclassifications

     Certain of the comparative figures in the prior period interim financial statements have been reclassified to conform to current period presentation. Net operating results have not been affected by these reclassifications.

3. INVESTMENTS

     Network Infrastructure Venture with Cingular (“GSM Facilities”)

     At March 31, 2003 and December 31, 2002, we held an economic interest of approximately 25% in a joint venture with Cingular Wireless LLC (“Cingular”) to share in the ownership and operation of GSM network infrastructure in most of California, parts of Nevada and the New York City market (“GSM Facilities”). We recorded equity in net losses of unconsolidated affiliates of $19.1 million and $18.9 million for the three months ended March 31, 2003 and 2002, respectively, related principally to our share of the unreimbursed non-cash expenses of GSM Facilities. T-Mobile’s allocation of GSM Facilities’ capital expenditures totaled $113.6 million and $40.3 million for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003 and December 31, 2002 we had payables to GSM facilities of $69.2 million and $151.9 million, respectively, primarily related to capital expenditures. Our investment in GSM Facilities is reported net of the future funding obligation. Each partner’s future contributions will be based on incremental network usage, and therefore our economic interest percentage may vary over time.

4. OTHER INTANGIBLE ASSETS

     Other intangible assets

		March 31,	December 31,
(dollars in thousands)	Useful lives	2003	2002

		(unaudited)
Intangible assets subject to amortization:
Customer list	3 years	$579,630	$579,630
Tradenames	1-4 years	176,000	176,000

		755,630	755,630
Accumulated amortization		(434,886)	(375,583)

		$320,744	$380,047

     Amortization expense

     The following table presents current and expected amortization expense for other identifiable intangible assets for the three months ended March 31, 2003, the remainder of the year ending December 31, 2003 and the subsequent four years:

(dollars in thousands)

Aggregate amortization expense:
For the three months ended March 31, 2003	$59,303
Expected amortization expense:
For the remainder of the year ending December 31, 2003	$177,907
2004	$124,504
2005	$18,333
2006	$—
2007	$—

5. COMMITMENTS AND CONTINGENCIES

     Commitments

     We have committed to purchase PCS equipment from various suppliers. At March 31, 2003, there was approximately $410 million remaining under these commitments for equipment that has not yet been delivered. We expect to fulfill these purchase commitments by February 2006.

     We have various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business, which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

     Contingencies

     Western Wireless

     On May 3, 1999, Western Wireless Corporation (“Western Wireless”) distributed its entire 80.1% interest in our common shares to its stockholders. Prior to this “spin-off,” Western Wireless obtained a favorable ruling from the IRS indicating that the spin-off would not result in the recognition of a gain or taxable income to Western Wireless or its stockholders. However, Western Wireless could still recognize a gain upon the spin-off, notwithstanding the favorable IRS ruling, if it is determined that the spin-off was part of a “prohibited plan,” that is, a plan or series of related transactions in which one or more persons acquire, directly or indirectly, 50% or more of our stock. Acquisitions of 50% or more of our stock occurring during the four-year period beginning two years before the spin-off could give rise to a rebuttable presumption that the spin-off was part of a prohibited plan. Subsequent business combinations, including the T-Mobile merger, have qualified as tax-free reorganizations. Although it is not assured, we believe that the spin-off, these business combinations and certain investments by Hutchison Telecommunications PCS (USA) Limited and Sonera Corporation were not pursuant to a “prohibited plan”.

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

6. RELATED PARTY TRANSACTIONS

     Following the T-Mobile merger, employees of Powertel, a wholly-owned subsidiary of T-Mobile International, became employees of T-Mobile. While Powertel’s results are not consolidated with ours, we provide management and other services to Powertel. We are reimbursed by Powertel for the compensation and benefit costs of our employees working on Powertel business. We perform centralized services and functions for Powertel including accounting and other administrative functions and we are reimbursed for these services in a manner that intends to reflect the relative time and associated costs devoted to Powertel activities. Powertel was charged $12.4 million and $14.8 million for the costs of these centralized services and functions for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003 and December 31, 2002, we had long-term receivables from Powertel of $340.4 million and $349.4 million, respectively. The receivable is a result of the charges, as discussed above, transfers in the ordinary course of business, including fixed assets and inventory, and our funding of a credit facility repayment on behalf of Powertel in the first quarter of 2002. The total receivable from Powertel is included in investments in and advances to unconsolidated affiliates in our condensed consolidated balance sheets.

     We rely on funding from T-Mobile International, Deutsche Telekom or its affiliates to meet our working capital, capital expenditure, debt service and other obligations. We had long-term notes payable to T-Mobile International and Deutsche Telekom of $7.4 billion and $7.0 billion at March 31, 2003 and December 31, 2002, respectively. We recorded interest expense of $114.7 million and $57.8 million for the three months ended March 31, 2003 and 2002, respectively, related to our long-term notes payable to T-Mobile International and Deutsche Telekom.

     T-Mobile is party to agreements with Cingular and GSM Facilities related to the sharing of network operations expenses. We were charged net operating expenses based on our network usage of $40.8 million and $15.2 million for the three months ended March 31, 2003 and 2002, respectively, under the terms of these agreements.

     In May 2003, we entered into an agreement with Western Wireless in which we will receive discounted GSM roaming services through 2013 in exchange for a nominal amount of cash and certain of our Federal Communications Commission licenses covering approximately four million people in rural areas. The exchange of the licenses is subject to FCC approval. This transaction will not have a material impact on our financial position, results of operations or cash flows. Western Wireless is considered a related party since our Chairman of the Board and Director is also Chairman of the Board, Director and Chief Executive Officer of Western Wireless.

7. SUBSEQUENT EVENTS

     In April 2003, we transferred $90.0 million of our long-term notes payable to affiliates to Powertel in exchange for the reduction of $90.0 million of our $340.4 million long-term receivable from Powertel that is included in investments in and advances to unconsolidated affiliates in our condensed consolidated balance sheet. In addition, Powertel paid us $254.6 million in cash, thereby further reducing the long-term note receivable from Powertel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (Abbreviated pursuant to General Instruction H as all of our equity securities are owned indirectly by Deutsche Telekom, which is a registered filer under the Securities Exchange Act of 1934.)

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

     Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; technology changes; competition; changes in business strategy or development plans; the leverage of T-Mobile USA, Inc. (“T-Mobile”); the availability of funding from Deutsche Telekom AG (“Deutsche Telekom”), its wholly-owned subsidiary, T-Mobile International AG & Co. K.G. (“T-Mobile International”), or their affiliates; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against T-Mobile; industry consolidation; ability to maintain and improve our network quality and coverage; ability to acquire and cost of acquiring additional spectrum licenses; and other factors referenced in our filings with the Securities and Exchange Commission (“SEC”), including, without limitation, those identified under the caption “Risk Factors” and elsewhere in our Form 10-K for the year ended December 31, 2002. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. T-Mobile disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     The following discussion and analysis is based upon our interim condensed consolidated financial statements (“interim financial statements”), which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All comparisons in this discussion are for the three months ended March 31, 2003 and the same period in 2002, unless otherwise noted.

     Unless the context requires otherwise, “T-Mobile,” “we,” “our” and “us” includes us, our predecessors and consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingencies at the date of the interim financial statements. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates if our assumptions prove invalid or conditions change. The critical accounting policies and estimates used in the preparation of our interim financial statements include the following:

•	We recognize service revenues based upon minutes of use or other usage processed and contracted fees, net of credits and adjustments for service discounts. Because our customer billings are cycle-based with cut-offs throughout each month, we make estimates for service revenues earned but not yet billed at the end of each period.

•	We maintain allowances for doubtful accounts for estimated losses resulting from our inability to collect balances due from our customers. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If collections are lower or more customers elect to terminate their service than we expect, actual write-offs may be different than expected.

•	When recording depreciation and amortization expense associated with our wireless communications equipment and other long-lived assets, we use estimated useful lives. Changes in technology and industry conditions may cause us to periodically re-evaluate the useful lives of our wireless communications equipment, and/or review these assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These evaluations could result in changes in estimated useful lives or impairment charges in future periods.

•	We do not amortize our goodwill and intangible assets with indefinite lives, but review them for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. This review is performed on an annual basis, or when an event occurs or circumstances change that could likely reduce the fair value of a reporting unit below its carrying value. The determination of fair values, generally based on either appraised values or discounted estimated future cash flows, is critical to assessing impairment under SFAS No. 142 and requires the use of significant assumptions and estimates. The determination of fair values is sensitive to the assumptions and estimates used. Accordingly, any changes in such assumptions or estimates could have a material impact on the resulting fair values and thus the assessment of impairment. Likewise, any decrease in appraised values or discounted estimated future cash flows resulting from future events or performance could result in future impairment charges.

•	We hold non-controlling investments in several entities for which we apply the equity method or cost method of accounting. We record impairment charges associated with these investments if we determine that the fair value of the investment is below our net book value and the decline is deemed to be other than temporary.

•	We record accruals associated with customer acquisition promotions and incentives. These accruals are based primarily on historical take-rates of similar promotions or offers. In the event that actual results differ materially from management’s expectations, payments could materially change, directly impacting our financial position and results of operations.

•	Deferred tax assets and liabilities are recognized based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded if the realization of income, as defined under SFAS No. 109 “Accounting for Income Taxes”, is no longer assured within the carryforward periods of our existing deferred tax assets. Such determination includes estimates of expected taxable income and the timing of the reversal of deferred tax liabilities. In the event that actual results differ materially from management’s expectations, the valuation allowance could materially change, directly impacting our financial position and results of operations.

•	We account for acquisitions in accordance with SFAS No. 141, “Business Combinations” which requires the purchase price to be allocated to the identifiable net assets based upon their fair values. The allocation of the purchase price is highly judgmental and requires extensive use of estimates and fair value assumptions. Our historical acquisitions have had substantial intangible assets. The allocation of the purchase price to intangible assets can have a significant impact on operating results, as indefinite lived intangible assets are no longer amortized, but rather subject to periodic future impairment assessments under SFAS No. 142.

•	We account for our stock-based compensation plans under the intrinsic value provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, when stock options are granted with an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation expense is recorded. On January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.”

OVERVIEW

     We provide personal communications services (“PCS”) using the Global System for Mobile Communications, or GSM, technology primarily in major urban markets in the United States. We commenced operations in 1996 in various markets in the western United States and have expanded operations through the addition of numerous new markets in subsequent years. We acquired significant operational markets at varying stages of maturity, primarily in 2000, and converted the acquired markets to our brand and otherwise integrated the operations of the acquired businesses. We launched major markets at various times in 2001, including Chicago, St. Louis, Cincinnati-Dayton, Milwaukee and New Orleans. In July 2002, through our network infrastructure venture with Cingular Wireless LLC (“Cingular”), (“GSM Facilities”), we began marketing our commercial service in California and Nevada with a covered population of approximately 35 million people. We also launched the Cleveland, Richmond and Buffalo/Rochester markets during the third quarter of 2002. With the addition of these markets, including the GSM Facilities markets, our network footprint in the United States covers 202.0 million people and we provide service in 23 of the top 25 markets and 41 of the top 50 markets in the United States.

     As a result of significant growth in our business, our financial position, results of operations and cash flows may not be comparable between periods, and may not be representative of future operations.

     On May 31, 2001, we were acquired by Deutsche Telekom, which subsequently transferred its ownership in us to its wholly-owned subsidiary T-Mobile International. During the third quarter of 2002, as part of Deutsche Telekom’s plan to develop a global brand for its wireless operations, all of the VoiceStream Wireless Corporation (“VoiceStream”) markets were rebranded to T-Mobile. T-Mobile is the brand under which most of Deutsche Telekom’s principal wireless subsidiaries operate.

     Powertel, also a wholly-owned subsidiary of T-Mobile International, provides the same services under the T-Mobile brand in the southeastern United States. While Powertel’s results are not consolidated with ours, we provide management and other services to Powertel. All remaining Powertel employees became employees of T-Mobile following Powertel’s acquisition by T-Mobile International and we are directly reimbursed by Powertel for the compensation and benefit costs of our employees working on Powertel business. We also perform centralized services and functions for Powertel including accounting and other administrative functions and we are reimbursed for these services in a manner that is intended to reflect the relative time and associated costs devoted to Powertel activities. Including the Powertel markets, the national network footprint in the United States for the T-Mobile brand covers 223.6 million people in 24 of the top 25 markets and 46 of the top 50 markets.

     We rely on funding from T-Mobile International, Deutsche Telekom or its affiliates to fund our operating losses and meet our working capital, capital expenditure, debt service and other obligations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The following table sets forth certain financial data as it relates to our operations (dollars in thousands):

	Three Months Ended March 31,

	2003	2002	Change	% Change

Revenues:
Post pay revenues	$1,215,519	$728,993	$486,526	66.7%
Prepaid revenues	101,530	112,217	(10,687)	(9.5%)
Roaming and other service revenues	59,346	50,318	9,028	17.9%
Equipment sales	189,749	100,002	89,747	89.7%
Affiliate and other revenues	16,743	24,037	(7,294)	(30.3%)

Total revenues	1,582,887	1,015,567	567,320	55.9%

Operating expenses:
Network costs	280,101	216,203	63,898	29.6%
Cost of equipment sales	300,623	184,372	116,251	63.1%
General and administrative	296,864	275,279	21,585	7.8%
Customer acquisition	442,281	296,459	145,822	49.2%
Depreciation and amortization	283,326	264,922	18,404	6.9%
Stock-based compensation	3,713	3,713	—	—

Total operating expenses	1,606,908	1,240,948	365,960	29.5%

Operating loss	(24,021)	(225,381)	201,360	89.3%
Other expenses, net	(150,294)	(76,027)	(74,267)	(97.7%)
Deferred income tax expense	(23,171)	(3,304,129)	3,280,958	99.3%

Net loss	$(197,486)	$(3,605,537)	$(3,408,051)	94.5%

EBITDA (1)	$266,930	$39,969	$226,961	567.8%

Cash flows provided by (used in):
Operating activities	$276,884	$(81,852)	$358,736	N.M.
Investing activities	$(444,529)	$(521,369)	$76,840	14.7%
Financing activities	$224,880	$653,631	$(428,751)	(65.6%)
Other data:
Population covered by spectrum licenses	249,164,000	237,894,000	11,270,000	4.7%
Population covered by network	201,974,000	144,776,000	57,198,000	39.5%
PCS customers:
Post pay	8,514,000	5,078,400	3,435,600	67.7%
Prepaid	1,032,000	1,237,100	(205,100)	(16.6%)

	9,546,000	6,315,500	3,230,500	51.2%

N.M. Not Meaningful.

1)	EBITDA is a non-GAAP financial measure, which we define as net loss excluding interest expense, deferred income tax expense, depreciation, amortization and equity in net losses of unconsolidated affiliates. EBITDA should not be construed as an alternative to operating loss or net loss as determined in accordance with GAAP, as an alternative to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity. See reconciliation of non-GAAP financial measures to GAAP financial measures in the discussion of EBITDA and Net Loss below.

REVENUES

     Our customer base grew 51.2% from 6.3 million at March 31, 2002 to 9.5 million at March 31, 2003. In the same period, and primarily as a result of this growth, service revenues (post pay, prepaid and roaming and other service revenues) increased $484.9 million (54.4%) to $1.4 billion for the three months ended March 31, 2003.

     Post pay revenues increased $486.5 million (66.7%) to $1.2 billion for the three months ended March 31, 2003. The increase is primarily the result of growth in our post pay customer base from 5.1 million at March 31, 2002 to 8.5 million at March 31, 2003. This net increase of 3.4 million customers is due almost entirely to internal growth. We launched several new markets during the second half of 2002, most significantly the California/Nevada market, which included promotional rate plan offers that contributed to the high number of customers added since March 31, 2002. The high rate of net post pay customer growth also reflects higher growth in the number of new customers in existing markets due primarily to our competitive rate plan offerings, the success of our advertising campaigns and lower customer churn rates as compared to 2002.

     Historically, our Get More marketing strategy and competitive rate plans have contributed to our success and rapid post pay customer growth. In the third quarter of 2002, while continuing our Get More strategy, we changed our brand name from VoiceStream to T-Mobile and we introduced our new global spokesperson, Catherine Zeta-Jones. We have continued to experience strong customer growth since our brand transition to T-Mobile.

     Prepaid revenues decreased $10.7 million (9.5%) to $101.5 million for the three months ended March 31, 2003. Our prepaid customer base was 1.0 million at March 31, 2003 and 1.2 million at March 31, 2002. The decrease in our prepaid customer base reflects the impact of changes in our prepaid business strategy. Our strategy encourages longer duration customer relationships through a combination of higher up front costs to acquire service and incentive programs such as our Gold Rewards program, which offers prepaid customers discounted calling rates based on a customer’s previous airtime purchases and their tenure with T-Mobile. Our prepaid customer base may continue to decline in the short-term as the composition of our customer base changes in response to this strategy.

     Total service revenue per monthly average total customer (“Service Revenue ARPU”), was $50.37 for the three months ended March 31, 2003, as compared to $49.28 for the same period in 2002. The increase in Service Revenue ARPU is due to the continued shift in the mix of our customers towards post pay. Post pay customers represented 89.2% and 80.4% of our customer base at March 31, 2003 and 2002, respectively. Total post pay revenue per monthly average post pay customer (“Post Pay ARPU”), was $50.04 and $50.72 at March 31, 2003 and 2002, respectively. The decrease in Post Pay ARPU is due primarily to the migration of customers from older higher priced rate plans to our current offerings and the continuing popularity of the Family Time pooling plans that allow multiple users to share minutes under one plan. The Post Pay ARPU decrease is partially offset by increased data and short message service revenues. Total prepaid revenue per monthly average prepaid customer (“Prepaid ARPU”), was $33.44 and $30.18 at March 31, 2003 and 2002, respectively.

     Roaming and other service revenues primarily represent revenues from third-party customers roaming on our network. Roaming and other service revenues increased $9.0 million (17.9%) to $59.3 million for the three months ended March 31, 2003. This increase is due primarily to the expansion of our network coverage area and an increase in the number of international roaming partners. As part of a global company utilizing GSM technology, we offer our affiliates’ customers the ability to roam on our network at favorable rates.

     Equipment sales increased $89.7 million (89.7%) to $189.7 million for the three months ended March 31, 2003. This increase is due primarily to higher unit sales volumes associated with the higher growth in new customers for the three months ended March 31, 2003 as compared to the same period in 2002. During the latter part of 2002 and continuing in the first quarter of 2003, upgrade sales of new devices to our existing customers increased, and we expect this trend to continue as we introduce more new devices with new data features and functionality.

     Affiliate and other revenues decreased $7.3 million (30.3%) to $16.7 million for the three months ended March 31, 2003. Affiliate revenues include revenues from technical service, system access and reciprocal wholesale agreements with certain of our unconsolidated affiliates. Under these agreements, each party re-sells airtime purchased from the other, and related fees are charged and paid between the parties. Affiliate revenues decreased $15.7 million (98.9%) for the three months ended March 31, 2003 as we acquired the remaining outstanding interest in Cook Inlet/VS GSM IV PCS Holdings, LLC in April 2002, and we no longer have any unconsolidated affiliates generating significant revenues under these agreements. Offsetting the decrease in affiliate revenues is an increase in other revenues of $8.4 million, to $16.6 million for the three months ended March 31, 2003. Other revenues include co-location and phone repair revenues.

OPERATING EXPENSES

     Network costs represent expenses incurred in operational markets including the cost of interconnection with local exchange carrier facilities, direct cell site costs (leases, utilities, property taxes, and repair and maintenance expenses), third party roaming costs and long distance toll costs. The increase of $63.9 million (29.6%) to $280.1 million for the three months ended March 31, 2003 is due primarily to increased customer usage and an increase in network capacity to service our growing customer base. Network costs as a percentage of service revenues decreased to 20.4% at March 31, 2003 compared to 24.2% for the same period in 2002. Excluding technical service, system access and reciprocal wholesale agreements with certain of our unconsolidated affiliates, as discussed above, network costs as a percentage of service revenues were 20.3% and 21.5% for the three months ended March 31, 2003 and 2002, respectively. The decrease is due to economies of scale and other efficiencies gained relative to our growing customer base. While overall network costs are expected to increase as our customer base continues to grow, we expect network costs as a percentage of service revenues to generally trend downward as we leverage our existing infrastructure to yield further economies of scale.

     Cost of equipment sales increased $116.3 million (63.1%) to $300.6 million for the three months ended March 31, 2003. This increase is primarily due to an increase in the number of handsets and wireless data devices sold, including upgrades of existing customer devices. We generally offer equipment to our customers at prices below our cost as an incentive and to respond to competition. While the level of subsidization varies, we expect equipment subsidies to remain common industry practice for the foreseeable future.

     General and administrative expenses increased $21.6 million (7.8%) to $296.9 million for the three months ended March 31, 2003. On a monthly average cost per customer basis, general and administrative expenses decreased to $10.86 for the three months ended March 31, 2003 from $15.21 for the same period in 2002. The decrease in 2003 reflects increased economies of scale realized in our administrative functions and reductions in customer bad debt expense due to improvements in our credit, billing and collection processes. While general and administrative expenses are generally expected to increase due to continuing growth in our customer base, we expect the monthly average cost per customer to continue trending downward as additional economies of scale are realized.

     Customer acquisition costs increased $145.8 million (49.2%) to $442.3 million for the three months ended March 31, 2003. This increase includes a higher volume of sales commissions and other selling costs associated with our continued customer growth. The cost of acquiring a new customer, commonly referred to as cost per gross add (“CPGA”), was $313 for the three months ended March 31, 2003 as compared to $298 for the same period in 2002. CPGA is calculated by dividing the costs of acquiring a new customer, which includes customer acquisition costs plus the subsidy loss on customer acquisition related equipment sales, by gross customers added during the period. The subsidy loss on customer acquisition related equipment sales for the three months ended March 31, 2003 and 2002 was $78.2 million and $69.0 million, respectively. The increase in CPGA for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 reflects higher average sales commission rates for adding new customers as a result of the continued shift in the mix of our customers towards post pay.

     Depreciation and amortization expense increased $18.4 million (6.9%) to $283.3 million for the three months ended March 31, 2003. Depreciation and amortization charges are generally expected to increase over time due to the ongoing expansion of our wireless network.

OTHER EXPENSES, NET AND DEFERRED INCOME TAX EXPENSE

     Interest expense, net of capitalized interest of $1.8 million and $44.6 million for the three months ended March 31, 2003 and 2002, respectively, increased $90.0 million (184.4%) to $138.7 million for the three months ended March 31, 2003. Interest expense before capitalized interest was $140.5 million and $93.4 million for the three months ended March 31, 2003 and 2002, respectively. The increase in interest expense before capitalized interest is primarily due to the increase in total debt at March 31, 2003 as compared to the same period in 2002. Additionally, the weighted average effective interest rate, before capitalized interest increased to 6.53% for the three months ended March 31, 2003 as compared to 5.84% for the same period in 2002. The decrease in capitalized interest for the three months ended March 31, 2003 is primarily due to interest capitalized during 2002 related to our spectrum licenses in the California/Nevada market prior to the July 2002 launch of commercial service.

     Equity in net losses of unconsolidated affiliates decreased $8.5 million (30.7%) to $19.2 million for the three months ended March 31, 2003. The decrease is primarily due to our having ceased recording our share of losses from Microcell Telecommunications Inc. when the investment balance was reduced to zero in the third quarter of 2002.

     Deferred income tax expense decreased $3.3 billion (99.3%) to $23.2 million for the three months ended March 31, 2003. Deferred income tax expense of $23.2 million and $16.5 million was recorded for the three months ended March 31, 2003 and 2002, respectively, to increase our deferred tax liability related to SFAS No. 142 intangible assets. This deferred tax liability was created due to spectrum licenses being amortized for tax purposes and not for book purposes as a result of the adoption of SFAS No. 142. The first quarter of 2002 included a $3.3 billion non-cash deferred income tax expense as a result of our adoption of SFAS No. 142. Upon adoption of the Standard, amortization of our spectrum licenses was discontinued, which required us to establish a valuation allowance related to our deferred tax assets. The realization of income, as defined under SFAS No. 109, from the reversal of deferred tax liabilities associated with the spectrum licenses is no longer assured within the carryforward periods of our net operating losses (“NOL’s”). As a result, these deferred tax liabilities cannot be treated as a realization of income and applied against the deferred tax assets arising from our NOL’s. Accordingly, we recorded the $3.3 billion non-cash deferred income tax expense in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets. The valuation allowance does not affect our NOL’s for tax purposes and does not reflect a change in our expectations regarding the ability to utilize them in the future.

NET LOSS

     Our net loss was $197.5 million and $3.6 billion for the three months ended March 31, 2003 and 2002, respectively. Comparability of the net losses for the three months ended March 31, 2003 and 2002 is limited due to the adoption of SFAS No. 142 on January 1, 2002. Upon adoption of the Standard, we recorded a tax charge of $3.3 billion. Our net loss before income taxes was $174.3 million for the three months ended March 31, 2003 as compared to $301.4 million for the same period in 2002.

EBITDA AND NET LOSS

     EBITDA is a non-GAAP financial measure, which we define as net loss excluding interest expense, deferred income tax expense, depreciation, amortization and equity in net losses of unconsolidated affiliates. In a capital-intensive industry such as wireless telecommunications, we consider growth in EBITDA as well as improvements in EBITDA margin, EBITDA as a percentage of service revenues, to be meaningful indicators of potential future profitability.

     EBITDA and EBITDA margin should not be construed as alternatives to operating loss, net loss or net loss margin as determined in accordance with GAAP, as alternatives to cash flows from operating activities as determined in accordance with GAAP or as measures of liquidity. We also use EBITDA as an integral part of our internal reporting to evaluate the performance of our senior management and to monitor compliance with certain financial covenants in certain of our debt instruments. Because all companies do not calculate EBITDA and EBITDA margin in the same manner, our presentation may not be comparable to other similarly titled measures reported by other companies. Beginning in 2003, we changed our definition of EBITDA as described above from the Adjusted EBITDA as disclosed in prior periods. The prior period figures have been revised to conform to the new definition.

     EBITDA was $266.9 million for the three months ended March 31, 2003, representing an improvement of $227.0 million as compared to the same period in 2002. EBITDA margin, also a non-GAAP financial measure, was 19.4% and 4.5% for the three months ended March 31, 2003 and 2002, respectively. This improvement in EBITDA is largely due to increasing economies of scale throughout our operations due to significant growth as well as other factors, including decreases in customer bad debt expense. Bad debt expense as a percentage of total revenues was 2.2% and 4.8% for the three months ended March 31, 2003 and 2002, respectively.

     Reconciliation of non-GAAP financial measures to GAAP financial measures

     We believe that net loss and net loss margin are the financial measures calculated and presented in accordance with GAAP that are most directly comparable to EBITDA and EBITDA margin. The following table reconciles these non-GAAP financial measures as discussed above, to our net loss and net loss margin as determined in accordance with GAAP (dollars in thousands):

	For the three months ended March 31,

	2003		2002

		% of service		% of service
		revenues		revenues

EBITDA	$266,930	19.4%	$39,969	4.5%

Interest expense	(138,735)	(10.1%)	(48,782)	(5.5%)

Deferred income tax expense	(23,171)	(1.7%)	(3,304,129)	(370.6%)
Depreciation and amortization	(283,326)	(20.6%)	(264,922)	(29.7%)

Equity in net losses of unconsolidated affiliates	(19,184)	(1.4%)	(27,673)	(3.1%)

Net loss	$(197,486)	(14.3%)	$(3,605,537)	(404.4%)

CAPITAL EXPENDITURES

     Capital expenditures decreased $79.4 million (19.3%) to $333.2 million for the three months ended March 31, 2003. The decrease is primarily due to the completion of the initial network build-out of the major population centers in which we hold spectrum licenses during 2002. We expect capital expenditures to focus primarily on improving network coverage, quality and capacity in existing markets during 2003. In addition, we are planning to deploy Enhanced Data for GSM Evolution (“EDGE”) technology in selected areas to increase data transmission rates beyond those available through our existing General Packet Radio Service network.

     Our share of capital expenditures related to the markets served by GSM Facilities in most of California, parts of Nevada and the New York City market is reported as an increase in our investment in GSM Facilities. Our share of these capital expenditures totaled $113.6 million and $40.3 million for the three months ended March 31, 2003 and 2002, respectively.

     The levels of our actual capital expenditures and acquisitions of spectrum licenses and wireless properties are dependent on opportunities that arise over the course of the year and on funding availability. We expect to continue to rely on T-Mobile International, Deutsche Telekom or its affiliates for our future funding requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     We currently apply the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, to account for revenue arrangements with multiple deliverables, which we adopted during the year ended December 31, 2000. These types of arrangements include such transactions as the sale of wireless service with an accompanying handset. In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which affects revenue arrangements entered into by us in fiscal periods beginning after June 15, 2003. The EITF requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria and generally requires that arrangement consideration be allocated among the separate units of accounting based on their relative fair values. Revenue recognition is then considered separately for each unit of accounting. We are currently assessing the impact of this EITF on our financial position, results of operations and cash flows.

     In February 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Adoption of this Interpretation did not have a material impact on our interim financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We are currently assessing the impact of this Statement on our financial position, results of operations and cash flows.

AVAILABLE INFORMATION

     T-Mobile is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports and other information with the SEC. The public may read and copy any of our filings at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, access to this information is available at the SEC’s Internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. Our Internet website is www.t-mobile.com.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     (Omitted under the provisions of General Instruction H.)

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

     Within 90 days prior to the date of the filing of this report (the “Evaluation Date”), our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a –14(c) and 15d-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to T-Mobile and its consolidated subsidiaries would be made known to them by others within these entities, particularly during the period in which this Quarterly Report is being prepared.

     Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except as referenced in our Form 10-K for the year ended December 31, 2002, there are no material, pending legal proceedings to which we are a party or of which any of our property is subject which, if adversely decided, would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     We furnished a Current Report on Form 8-K dated March 10, 2003, in which we reported under Item 9 that on March 10, 2003, we filed with the SEC our Annual Report on Form 10-K for the year ended December 31, 2002 accompanied, as correspondence, by a transmittal letter and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     We filed a Current Report on Form 8-K dated March 21, 2003, in which we reported under Item 5 that Robert Dotson was appointed Chief Executive Officer of T-Mobile USA, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003	T-MOBILE USA, INC.

Signatures		Title	Date

By:	/s/ BRIAN W. KIRKPATRICK	Executive Vice President, Chief Financial Officer	May 14, 2003
(Principal Financial Officer)
Brian W. Kirkpatrick

By:	/s/ ALLYN P. HEBNER	Vice President and Controller	May 14, 2003
(Principal Accounting Officer)
Allyn P. Hebner

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Robert Dotson, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ Robert Dotson
	Name:	Robert Dotson
	Title:	President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Brian W. Kirkpatrick, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of T-Mobile USA, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ Brian W. Kirkpatrick
	Name:	Brian W. Kirkpatrick
	Title:	Executive Vice President and Chief Financial Officer